Form 10-K
period 2007-12-31
HERCULES INC
filed 2008-02-28
CIK 46989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K
Mark One
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.
         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐ .
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒ .
         The aggregate market value of registrant's common stock, $25/48 stated value ("Common Stock") held by non-affiliates based on the closing price on the last business day of the Company's most recently completed second fiscal quarter, or June 29, 2007, was approximately $2.3 billion.
         As of February 27, 2008, the registrant had 113,490,756 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for its 2008 Annual Meeting of Shareholders (the "Proxy Statement"), when filed, will be incorporated by reference in Part III of this report.

HERCULES INCORPORATED

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

PART I
Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on what management believes to be reasonable assumptions.  The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “expect,” “estimate,” “project” or similar expressions are among those which identify forward-looking statements. Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as:  ability to generate cash, changes resulting from ongoing reviews of tax liabilities, ability to raise capital, ability to refinance, ability to execute productivity improvements and reduce costs, the success of outsourcing initiatives, ability to execute and integrate acquisitions, ability to execute divestitures, ability to increase prices, business climate, ability to achieve growth in earnings and cash flows, business performance, changes in tax laws or regulations and related liabilities, changes in tax rates, economic and competitive uncertainties, higher raw material and manufacturing costs, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, risks in developing new market opportunities or expanding capacity, environmental and safety regulations and clean-up costs, the impact of adverse events relating to the operation of the Company’s facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills and the effect of severe weather conditions), foreign exchange rates, asset dispositions, the impact of changes in the value of pension fund assets and liabilities, changes in generally accepted accounting principles, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, the financial capacity of settling insurers, the impact of increased accruals and reserves for such exposures, the outcome of litigation and appeals,  and adverse changes in economic and political climates around the world, including terrorist activities, international hostilities and potential natural disasters.  Accordingly, there can be no assurance that the Company will meet future results, performance or achievements projected, stated or implied by such forward-looking statements, or continue the stock repurchase program or the payment of dividends.  As appropriate, additional factors are contained in other reports filed by the Company with the Securities and Exchange Commission.  This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change, and which the Company does not intend to update except as may be required by law.  See also Risk Factors included in Item 1A.

ITEM 1.            BUSINESS

Hercules Incorporated ("Hercules" or the "Company") is a Delaware corporation formed in 1912.  The Company is a leading manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications.  The Company is focused on growing cash flow and earnings and delivering shareholder value by concentrating on growth in its core businesses, investing in technology and innovation, expanding in higher-growth markets, entering adjacent markets, continuous improvement in its operations and continuing to strengthen its financial profile.  Hercules operates on a global scale, with significant operations in North America, Europe, Asia and Latin America.  Product sales occur in over 135 countries with significant revenue streams generated on five continents.

The Company's principal products are functional and process chemicals used by the paper industry to increase paper and paperboard performance and enhance the manufacturing process; water-soluble polymers; and specialty resins.  These products impart such qualities as durability, water-resistance and improved aesthetics for everyday consumer goods in a variety of end-use applications.  The primary markets the Company serves include pulp and paper; paints and adhesives; construction materials; food, pharmaceutical and personal care; and industrial specialties, including oilfield and general industrial.

While the Company's products comprise a relatively minor component of its end customers' total product cost, they frequently possess characteristics important to the functionality and aesthetics of the finished product or the efficient operation of the manufacturing process.  Examples of the Company's products in consumer end-uses include strength additives for tissue and toweling, sizing agents for milk and juice cartons, thickeners in products such as toothpaste, shampoos and water-based paints, and water control additives for building products such as tile cements, grouts, stuccos, plasters and joint compounds.  The Company also offers products and related services that improve and reduce the cost of the paper manufacturing processes, including water management programs that are designed to protect and maintain equipment and reduce operating costs.  Other product offerings include process aids for oil well drilling and similar applications.

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

The Company's strategy is to focus on meeting customer’s needs and adding value to their businesses; continuously improving to extend competitive advantages; maximizing cash flow; and investing in innovation, higher-growth market opportunities and bolt-on acquisitions to grow profitability and increase return on invested capital.

Reportable Segments

The Company currently operates through two reportable segments: Paper Technologies and Ventures (“PTV”) and the Aqualon Group (“Aqualon”).  A reporting segment is also maintained for FiberVisions for historical reporting purposes reflecting the Company’s consolidation of this business through March 31, 2006.  The financial information regarding these segments, which includes net sales, profit from operations, total assets and other financial information for each of the three years ended December 31, 2007, 2006 and 2005 is provided in Note 23 to the Consolidated Financial Statements.  An analysis of the segments’ results of operations for these periods is provided herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Paper Technologies and Ventures

Products and services offered by PTV are designed to enhance customers' profitability by improving manufacturing processes, enhancing productivity and improving overall product quality, as well as enabling customers to meet their environmental objectives and regulatory requirements.

Paper Technologies is one of the key global suppliers of functional and process chemicals for the paper industry, offering a wide and highly sophisticated range of technology and applications expertise with in-mill capabilities ranging from wet-end chemicals and various treatments throughout the paper making process, to and including paper finishing.

The Ventures portion of the group consists of a portfolio of businesses each targeting a family of vertical markets with a distinct set of products.  Current businesses within Ventures are:  Pulping chemicals, Water treatment chemicals, Lubricants, and Building and Converted products.

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

Aqualon Group

Products offered by Aqualon are primarily designed to manage the properties of aqueous (water-based) systems.  Most of the products are derived from renewable natural raw materials and are sold as key ingredients to other manufacturers where they are used as small-quantity additives to provide functionality such as thickening, water retention, film formation, emulsifying action and binding power.  Major end uses for Aqualon products include personal care products, food additives, pharmaceutical products, construction materials, paints, coatings and oil and gas recovery, where polymers are used to modify viscosity, gel strength and/or fluid loss.  Aqualon also manufactures wood and gum rosin resins and is the world’s only producer of pale wood rosin derivatives.  Product applications and markets include food and beverage, construction specialties, adhesives, and rubber and plastic modifiers.

The principal products and primary markets of this segment are as follows:

Principal Products	Primary Markets
Water-soluble polymers, ethylcellulose and rosin resins:
Hydroxyethylcellulose (HEC) and derivatives, Carboxymethylcellulose (CMC), Methylcellulose (MC), Hydroxypropylcellulose (HPC), Guar and derivatives, ethylcellulose (EC), phosphate ester surfactants and rosin resins.

Manufacturers of interior and exterior architectural paints, oilfield service companies for oil and gas drilling and recovery, paper mills, construction material manufacturers and makers of oral hygiene products, personal care products, food products and pharmaceuticals.

FiberVisions

The Company sold 51% of its interest in FiberVisions during 2006 and its ownership was further diluted to 34.5% during 2007.  While FiberVisions is no longer a core business of Hercules, the Company holds a minority interest and continues to maintain a reporting segment for historical reporting purposes for the periods during which FiberVisions’ results of operations were consolidated.  FiberVisions is one of the largest manufacturers of polyolefin staple fibers used in disposable products like diapers and wipes.  FiberVisions produces monocomponent polypropylene fibers and bicomponent fibers comprised of a polypropylene core and a polyethylene sheath.  FiberVisions also produces polyolefin fiber and yarn for the industrial and textile markets used in concrete and asphalt, wipes, upholstery and automotive fabrics, geotextile fabrics and filtration products.

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

Major requirements for key raw materials and fuels are typically purchased pursuant to contracts.  Supply and demand has caused the market to tighten for a number of key raw materials.  However, the Company does not anticipate any availability issues.  The Company is not dependent on any one supplier for a material amount of its raw material or fuel requirements.  However, certain important raw materials, such as certain cellulose types and biocides, are obtained from a sole-source or a few major suppliers.  On a consolidated basis, no single raw material accounts for more than 7% of total current year Cost of sales.

The price and availability of raw materials and fuels are subject to domestic and world market and political conditions, and can also be directly or indirectly impacted by governmental action or regulations.  The impact of any future raw material or energy shortages on the Company's business as a whole or in specific geographic regions cannot be accurately predicted.  Operations and products may, at times, be adversely affected by governmental action, natural disasters, shortages or international or domestic events.  In order to mitigate risks relating to raw materials and energy supply, the Company employs a variety of strategic sourcing techniques including minimizing the use of sole source suppliers, entering into contracts that limit the frequency or magnitude of price increases, using approved alternative raw materials, selectively hedging certain strategic commodities, identifying alternate suppliers in lower cost regions of the world, continually reassessing its value chain, and aggressively countering suppliers’ attempts to increase costs.

Competition

The specialty chemicals industry is highly fragmented and its participants offer a broad array of product lines representing many different products designed to meet specific customer requirements.  Individual product and portfolio offerings compete on a global, regional and/or local level subject to the nature of the businesses and products, as well as the end-markets and customers served.  The industry has become increasingly global as participants focus on establishing and maintaining leadership positions outside of their home markets.  Many of the Company's product lines face domestic and international competitive factors, including industry consolidation, pricing pressures and competing technologies.  In Paper Technologies, customers and competitors are consolidating to enhance market positions and product offerings on a worldwide basis.  Aqualon is facing competitive threats from emerging Asian producers.  To address this threat, one element of Aqualon’s strategy includes reducing costs in existing facilities and adding production capacity in the growing, low-cost Asian region.  PTV’s and Aqualon’s strategies are both focused on innovation – providing new products to our customers to extend our competitive advantage.

Patents and Trademarks

Patents covering a variety of products and processes have been issued to the Company and its subsidiaries.  The Company holds licenses for certain other patents held by other parties covering its products and processes.  The Company's rights under these patents and licenses constitute valuable assets.

The Company and its wholly-owned subsidiaries also have many global trademarks covering their products.  Some of the more significant trademarks include: AquaCat® clear cationic solution, Aquapel® sizing agent, Hercon® sizing emulsions, Aqualon® water-soluble polymers, Natrosol® hydroxyethylcellulose, Culminal® methylcellulose, Klucel® hydroxypropylcellulose, Natrosol FPS® fluidized polymer suspension, Aquarius® coating systems, Dextrol® and Strodex® surfactants, ChemVisions™ curing agent, Precis® sizing agent, Kymene® resin, Presstige® deposit control additives, Spectrum® microbiocides, Ultra-pHase® sizing agent, Hercobond® dry strength resin, Chromaset® surface size, ProSoft® tissue softeners and Zenix® contaminant control.

The Company does not consider any individual patent, license or trademark to be of material importance to the Company when taken as a whole.

Research and Development

The Company is focused on product and process innovation as one of its key strategies.  Research and development efforts are directed toward the discovery and development of new products and processes, the improvement and refinement of existing products and processes, the development of new applications for existing products, and cost improvement initiatives.  The Company incurred costs of $43.8 million on research and development activities in 2007, as compared to $38.8 million in 2006 and $40.8 million in 2005.  The amounts incurred during 2006 and 2005 include $0.4 million and $2.8 million, respectively, attributable to FiberVisions.  As noted above, the Company now holds a minority interest in FiberVisions.

PTV focuses its technology efforts on innovative high-value product development, incremental improvements to existing products and services, and cost reduction programs to meet diverse customer needs worldwide.  These efforts are made via state-of-the-art facilities, including large and sophisticated research and development laboratories with pilot paper making capabilities that simulate actual operating conditions in a customer's facilities.  This allows an accurate assessment of the potential impact of new products on plant performance.  The group’s scientists conduct research and customer optimization studies focused on solving functional and process treatment challenges using sophisticated techniques and equipment to provide high level analytical testing and advanced technical service worldwide.

During 2007, as part of its continuing efforts to have customer applications laboratories strategically located to allow greater proximity to key customer activities and to take advantage of existing Company assets and infrastructure, PTV completed its new customer applications facility in Shanghai, China. Existing customer applications laboratories for the European and Americas regions are located in Helsingborg, Sweden and the Wilmington Research Center in Wilmington, Delaware, respectively.

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

Environmental Matters

The Company is subject to numerous environmental laws and regulations.  The Company believes it is in compliance, in all material respects, with applicable federal, state and local environmental laws and regulations.  Expenditures relating to environmental cleanup costs have not materially affected, and are not expected to materially affect, capital expenditures or competitive position.  Additional information regarding environmental matters is provided in Notes 11 and 12 to the Consolidated Financial Statements.

Employees

As of December 31, 2007, the Company had approximately 4,660 employees worldwide including those of consolidated joint venture entities.  Approximately 44% of the worldwide employees were located in the United States, of which approximately 28% were represented by various local or national unions.  As of December 31, 2006, the Company had approximately 4,430 employees worldwide.

International Operations

Net sales and Property, plant and equipment, net by geographic area for each of the three years ended December 31, 2007, 2006 and 2005 appear in Note 23 to the Consolidated Financial Statements.  Direct export sales from the United States to unaffiliated customers were $119.8 million, $106.1 million and $131.7 million for 2007, 2006 and 2005, respectively.  The amounts sold during 2006 and 2005 include $4.4 million and $37.5 million, respectively, attributable to FiberVisions.  The Company's operations outside the United States are subject to risks and limitations typically related to investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, foreign investment laws, governmental instability (including expropriation or confiscation of assets) and other potentially detrimental domestic and foreign governmental policies affecting U.S.-based companies doing business abroad, including risks related to terrorism and international hostilities.

Available Information

Hercules files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports with the U.S. Securities and Exchange Commission (“SEC”).  Hercules provides access to its SEC filings via a hyperlink to the SEC's website (www.sec.gov) on its corporate website, www.herc.com.  These filings may also be read and copied at SEC’s Public Reference Room which is located at 100 F Street, N.E., Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

The Company is subject to litigation.

The Company is a defendant in numerous lawsuits that arise out of, and are incidental to, the current and past conduct of the Company’s business.  These suits concern issues such as environmental; antitrust; commercial; intellectual property; labor and employment; personal injury; property damage; product liability; and toxic tort.  While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the Company’s financial position, results of operations and cash flows.  See Note 12 to the Consolidated Financial Statements for a thorough discussion of the most significant litigation matters.

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

The Company has been identified as a potentially responsible party by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites.  Actual costs to resolve these matters will depend on numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; the discovery of new information not known at this time; and the remedial activity required, which could last for an extended number of years.  The ultimate resolution of such matters could have a material effect upon the Company’s financial position, results of operations and cash flows.  See Notes 11 and 12 to the Consolidated Financial Statements for a thorough discussion of the most significant environmental matters.

The Company is subject to extensive competition.

The global specialty chemicals industry is highly competitive. Some of our competitors have greater financial, technical, marketing and other resources, which could provide them with a competitive advantage.  Also, the Company’s competitors have in the past caused, and could in the future cause, a reduction in prices for some of the Company’s products as a result of intensified price competition.  Additionally, although the Company does not compete primarily on the basis of price, the Company’s customers are price sensitive.  Accordingly, during periods in which the Company is not able to pass on increased production costs, including those associated with the increasing prices of raw materials, gross margins may deteriorate.

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

The Company is subject to supply constraints and price volatility with respect to raw materials and energy.

The Company acquires raw materials and energy from its vendors under a variety of short and long-term contracts and supply agreements, depending upon various economic and logistical factors.  The purchase prices are generally related to prevailing market conditions and are linked, in some cases, to relevant market indices.  Changes in raw material and energy costs have historically had a material impact on the Company’s results from operations and cash flows and are anticipated to continue to impact future periods similarly.

The Company may be impacted by changes in its customer’s markets.

Some customers are in industries and businesses that are cyclical in nature.  Many customers are sensitive to changes in general economic conditions.  The demand for our products depends, in part, upon the general economic conditions of the markets of our customers.  Downward economic cycles in our customers’ industries may reduce sales of our products.

The Company’s international operations are affected by global and regional conditions.

The Company’s international operations are subject to risks, such as currency exchange controls, labor unrest, regional economic uncertainty, political instability, restrictions on the transfer of funds into or out of a country, import and export duties and quotas, domestic and foreign customs and tariffs and current and changing regulatory environments.  These events could have an adverse effect on our international operations in the future by reducing the demand for our products, increasing our costs or otherwise having an adverse affect on the Company’s financial position, results of operations and cash flows.

Foreign exchange rate fluctuations impact the Company’s financial performance.

Our products are sold throughout the world and, as a result, currency fluctuations impact our financial performance. Our revenues in foreign countries are largely generated in foreign currencies, while costs incurred to generate those revenues are only partly incurred in the same currencies.  We sometimes enter into hedging transactions to reduce the Company’s exposure to currency exchange risk, but such transactions cannot eliminate all of the risks associated with currency fluctuations.  Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The Company’s production facilities are subject to operating hazards.

We are dependent on the continued operation of our production facilities.  Such production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, remediation complications, chemical spills, discharges or releases of toxic or hazardous substances or gases, storage tank leaks and other environmental and operational risks.  These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage and could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The Company has significant leverage.

As of December 31, 2007, the Company's total debt was $796.0 million, of which more than one-half is fixed rate indebtedness.  The Company's indebtedness has certain consequences.  For example, it could: increase the Company's vulnerability to economic downturns and competitive pressures; require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes; limit the Company's flexibility in planning for, or reacting to, changes in its business and the industries in which it operates or in pursuing attractive business opportunities requiring debt financing; place the Company at a disadvantage to its competitors that have less debt; and limit the Company's ability to borrow additional funds due to restrictive covenants.

The Senior Credit Facility and the indentures governing the 6.75% senior notes due 2029, which together account for $511.0 million of the Company's debt, contain numerous restrictive covenants, including, among other things, covenants that limit the Company's ability to: borrow money and incur contingent liabilities; make dividend or other restricted payments; use assets as security in other transactions; enter into transactions with affiliates; enter into new lines of business; issue and sell stock of restricted subsidiaries; sell assets or merge with or into other companies and make capital expenditures.  In addition, the Senior Credit Facility requires the Company to meet financial ratios and tests, including maximum leverage and interest coverage levels.  These restrictions could limit the Company's ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict corporate activities. See Note 7 to the Consolidated Financial Statements for a thorough discussion of the Company’s indebtedness.

The Company has unfunded liabilities with respect to certain pension and postretirement benefit plans.

The projected benefit obligation of the Company’s U.S. defined benefit pension plan and postretirement benefit plan and certain foreign plans exceeds the fair value of plan assets.  In addition, the assets and liabilities associated with the Company’s defined benefit pension and postretirement benefit plans are subject to interest rate and market risk.  See Note 9 to the Consolidated Financial Statements for a description and related financial disclosures for the defined benefit pension and postretirement plans.

The Company’s outsourcing and offshoring initiatives as well as its information technology platform upgrade project have the potential to adversely impact normal operations.

As discussed more thoroughly in Note 16 to the Consolidated Financial Statements, the Company is engaged in a comprehensive effort to outsource and offshore a substantial number of corporate and business functions.  Additionally, the Company is in the midst of a multi-year project to upgrade its information technology platform.  While the Company has engaged in extensive planning with respect to the transition and implementation of these initiatives and projects, including the consideration of contingencies, there are inherent risks with such activities.  Such risks include business interruption, deficiencies in internal controls, excessive or unanticipated costs, information technology data corruption, loss and/or malfunction, and failure to achieve projected cost savings among others.  These risks could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None

ITEM 2.            PROPERTIES

The Company's corporate headquarters and major research center are located in Wilmington, Delaware.  The Company also owns a number of plants and facilities in strategic locations worldwide.  All of the Company's principal properties are owned by the Company, except for its corporate headquarters office building in Wilmington, Delaware, its European headquarters office building in Schaffhausen, Switzerland and its Asian headquarters in Shanghai, China, all of which are leased.  The Company's plants and facilities are maintained in material compliance with current laws and regulations and are generally considered to be in good condition, with adequate capacity for projected business operations.  Certain of these properties are subject to liens under the Company’s debt obligations (see Note 7 to the Consolidated Financial Statements).  The following are the locations of the Company's worldwide plants:

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

The Company also owns a manufacturing facility in Pilar, Argentina, that has been leased to a major U.S. company under a five-year lease.  The Company purchases its products for sale in Argentina from this plant under a five-year supply and distribution agreement which ends in 2009.

Aqualon Group

Alizay, France; Doel, Belgium; Dalton, Georgia, U.S.; Hopewell, Virginia, U.S.; Jiangmen City, China; Kenedy, Texas, U.S.; Luzhou and Suzhou, China (40% joint venture interest);Nanjing, China (land-use rights acquired in 2006 for facility construction beginning in 2007); Parlin, New Jersey, U.S. Zwijndrecht, The Netherlands; and Brunswick, Georgia, U.S.

ITEM 3.            LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 12 to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2007 through the solicitations of proxies or otherwise.

PART II

ITEM 5.            MARKET FOR HERCULES' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed on the New York Stock Exchange (ticker symbol HPC).  It is also traded on the Philadelphia, Midwest and Pacific Stock Exchanges.

The approximate number of holders of record of the Company’s common stock ($25/48 stated value) as of February 27, 2008 was 13,050.

In 2000, the Company suspended its practice of paying cash dividends to its shareholders.  Beginning in the third quarter of 2007, the Company’s Board of Directors approved payment of cash dividends.  The declaration, payment and amount of future cash dividends, if any, will be at the discretion of the Company’s Board of Directors after taking into account various factors, including financial condition, results of operations, cash flows from operations and current and anticipated capital requirements.  There can be no assurance that future dividends will be declared and paid.  The following table sets forth, for the periods indicated, the dividends declared per share and the high and low closing price per share of the Company's common stock, as reported on the New York Stock Exchange:

2007	Dividend	High	Low
First Quarter	—	$21.04	$18.48
Second Quarter	—	$19.87	$17.67
Third Quarter	$0.05	$21.91	$19.01
Fourth Quarter	$0.05	$22.06	$17.49

2006	Dividend	High	Low
First Quarter	—	$13.93	$11.03
Second Quarter	—	$16.02	$13.63
Third Quarter	—	$15.99	$13.68
Fourth Quarter	—	$19.52	$15.73

On December 31, 2007, the closing price of the common stock was $19.35.

The following table provides a summary of the Company’s purchases of its common stock during the three months ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs (1)
October 1 – 31, 2007	—	—	—	$177,235,535
November 1 – 30, 2007	331,900	$18.09	331,900	$171,231,941
December 1 – 31, 2007	1,316,560	$19.43	1,316,560	$145,651,609
Totals	1,648,460		1,648,460

(1) In July 2007, the Board of Directors authorized the Company to repurchase up to $200 million of its common stock over the next two years subject to market conditions and the provisions of the Company’s Senior Credit Facility Agreement and indentures.  The authorization also encompasses dividends on the Company’s common stock.  The combination of share purchases and dividends is limited to $100 million per calendar year under the terms of the Company’s Senior Credit Facility Agreement.

ITEM 6.            SELECTED FINANCIAL DATA

A summary of selected financial data for the Company as of December 31 and for the years specified is set forth in the table below.  Data for 2006 reflects the impact of the sale of a majority interest in FiberVisions. All periods presented reflect the former terpenes specialties and BetzDearborn water treatment businesses as discontinued operations.

	(Dollars and shares in millions, except per share data)
Statements of Operations Information:	2007	2006	2005	2004	2003
Net sales	$2,136.2	$2,035.3	$2,055.0	$1,984.3	$1,836.0
Cost of sales	1,405.7	1,343.4	1,391.1	1,291.6	1,155.6
Gross profit	$730.5	$691.9	$663.9	$692.7	$680.4
Research and development	$43.8	$38.8	$40.8	$42.7	$38.7
Profit from operations	$264.2	$248.6	$140.3	$232.9	$257.1
Net income (loss) from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	$170.9	$190.8	$(32.1)	$30.7	$75.2
Net income (loss) from discontinued operations, net of tax	8.0	47.0	(6.5)	(2.6)	3.5
Cumulative effect of changes in accounting principle, net of tax	—	0.9	(2.5)	—	(33.3)
Net income (loss)	$178.9	$238.7	$(41.1)	$28.1	$45.4

Per Share Data and Other Share Information:
Basic earnings (loss) per share
Continuing operations	$1.50	$1.72	$(0.30)	$0.28	$0.71
Discontinued operations	0.07	0.42	(0.06)	(0.02)	0.03
Cumulative effect of changes in accounting principle	—	0.01	(0.02)	—	(0.31)
Net income (loss)	$1.57	$2.15	$(0.38)	$0.26	$0.43
Diluted earnings (loss) per share
Continuing operations	$1.49	$1.71	$(0.30)	$0.28	$0.70
Discontinued operations	0.07	0.42	(0.06)	(0.02)	0.03
Cumulative effect of changes in accounting principle	—	0.01	(0.02)	—	(0.31)
Net income (loss)	$1.56	$2.14	$(0.38)	$0.26	$0.42

Dividends declared per share	$0.10	—	—	—	—

Weighted-average number of common shares outstanding
Basic	114.3	110.8	108.7	107.3	106.2
Diluted	115.1	111.3	110.4	109.0	107.2
Actual number of common shares outstanding	114.0	116.0	112.7	112.1	111.0

Balance Sheet Data:
Accounts receivable, net	$366.8	$326.6	$289.7	$344.9	$319.7
Inventories	224.0	210.6	179.6	205.7	199.6
Less: Accounts payable	(222.0)	(205.3)	(172.9)	(186.6)	(161.6)
Operating working capital, net	$368.8	$331.9	$296.4	$364.0	$357.7
Total assets	$2,678.4	$2,808.5	$2,568.8	$2,720.3	$2,721.8
Total debt	$796.0	$995.5	$1,109.0	$1,240.1	$1,347.8

Other Financial and Statistical Data:
Net cash provided by operating activities	$299.9	$172.9	$139.2	$120.5	$22.8
Capital expenditures	$118.3	$93.6	$67.5	$77.4	$48.0
Depreciation	$70.3	$70.7	$80.5	$74.9	$73.2
Amortization	$39.7	$24.6	$25.4	$26.3	$27.4
Employees	4,660	4,430	4,650	4,950	5,120
Manufacturing facilities	32	32	35	35	37

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in connection with all other information contained herein, including without limitation the Consolidated Financial Statements and Notes thereto.  All dollar amounts in the tables that follow are presented in millions.

Business Overview

Business Profile – Market and Geographic Concentration

The Company is a leading global manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications.  The Company's principal products are chemicals used by the paper industry to improve performance and enhance the manufacturing process; water-soluble polymers; and specialty resins.  The primary markets the Company serves include pulp and paper; paints and adhesives; construction materials; food, pharmaceutical and personal care; and industrial specialties, including oilfield and general industrial.

More than 50% of the Company's revenues are generated outside of North America.  Net sales by region expressed as a percentage of total net sales for the years ended December 31, 2007, 2006 and 2005 were:

	2007	2006	2005
North America	47%	49%	47%
Europe	35%	34%	37%
Asia Pacific	12%	11%	11%
Latin America	6%	6%	5%
	100%	100%	100%

Business Segments

The Company currently operates through two active reportable segments:  Paper Technologies and Ventures (“PTV”) and the Aqualon Group (“Aqualon”).  PTV includes the following business units:  The Paper Technologies business and the Ventures business which includes Pulping chemicals, Water treatment chemicals, Lubricants and Building and Converted products.  Aqualon includes the following business units:  Coatings and Construction, Regulated Industries, and Energy and Specialties.  A reporting segment is also maintained for FiberVisions for historical reporting purposes reflecting the Company’s consolidation of this business through March 31, 2006.  The Company currently holds a 34.5% ownership interest in the FiberVisions business.  The results of operations for 2005 and the three months ended March 31, 2006 reflect the Company’s 100% ownership of this business.

Net sales for the years ended December 31, 2007, 2006 and 2005 as a percent of total net sales, by segment, were:

	2007	2006	2005
Paper Technologies and Ventures	54%	53%	50%
Aqualon Group	46%	44%	36%
FiberVisions	—	3%	14%
	100%	100%	100%

Key Developments

During 2007, the following business and corporate actions and financial reporting developments had an impact upon the Company’s results of operations and financial position as well as the overall presentation of financial information: (1) initiation of a share repurchase program and common stock dividend, (2) business acquisitions and investments, (3) formal signing and initiation of offshoring and outsourcing agreements as well as continued progress applicable to the Business Infrastructure Project, (4) resolution and settlement of significant legacy litigation and environmental matters, (5) formal agreement with the Internal Revenue Service (“IRS”) regarding the resolution of certain income tax matters and the receipt of a substantial portion of estimated tax refunds, (6) implementation of a liability-driven investing strategy for the Company’s U.S. and United Kingdom (“U.K.”) defined benefit pension plans and (7) the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  A discussion of these developments follows.

Share Repurchase Program and Common Stock Dividend

During 2007, the Board of Directors authorized the repurchase of up to $200 million of common stock and declared quarterly cash dividends of five cents per share beginning in the third quarter of 2007.  A total of 2.8 million shares were repurchased for $54.3 million during 2007.  These matters are discussed in greater detail within the discussion of Liquidity and Capital Resources and Commitments and Contractual Obligations that follow.

Business Acquisitions and Investments

During 2007, the Company completed two transactions: (1) the acquisition of the specialty surfactants business of Dexter Chemicals, LLC (“Dexter”) for $10.6 million and (2) the formation of H2H Innovations, LLC (“H2H”), a technology joint venture between Heartland Resource Technologies (“Heartland”) and Hercules, which resulted in a cash investment of $5.0 million.  The Dexter business has been integrated into the Aqualon segment and manufactures and markets products for the coatings industry.  H2H has been integrated into the Ventures component of PTV.  Additional information regarding these activities is provided in Note 1 to the Consolidated Financial Statements and the discussion of Commitments and Contractual Obligations that follows.

Business Infrastructure Project

In January 2007, the Company signed outsourcing/offshoring agreements with Genpact International, HCL America Inc. and HCL Technologies Limited and proceeded with plans to transition certain corporate and business support activities and services in connection with the Company’s previously disclosed Business Infrastructure Project.  Activities associated with these agreements, as well as those with other service providers initiated during 2006, are operational and progressing in various phases of transition as contemplated in the project plans.  During these transitional periods, the Company is incurring restructuring and severance charges, exit costs and other related implementation charges as well as accelerated amortization.  A total of $33.3 million of such charges attributable to these specific activities has been recorded during 2007.  Additional detail is provided in Note 16 to the Consolidated Financial Statements.

Resolution of Income Tax Matters and Receipt of Estimated Refunds

During 2007, the Company reached agreement with the IRS on all remaining income tax matters for the years 1993 through 2003, resulting in the recording of an additional benefit of $56.6 million, including interest, over and above the amounts recorded during the fourth quarter of 2006.  In addition, the Company has received approximately $222 million of an estimated $241 million in federal income tax refunds, including interest, during 2007.  The Company also expects to receive a total of approximately $4 million in state income tax refunds of which approximately $3 million was received during 2007.  The remaining estimated amounts are projected to be received during the first half of 2008.

Resolution and Settlement of Legacy Litigation and Environmental Matters

During 2007, the Company paid $124.5 million in connection with the lawsuit captioned United States of America v. Vertac Corp. et al. (Civil No. 4:80CV00109 GH, U.S. District Court, Eastern District of Arkansas, Western Division) (the “Vertac litigation”).  Significant charges for this matter were recorded in prior periods resulting in only the accrual of periodic interest and the impact of the cash payment on the 2007 financial statements.  However, the Company received notification from the government in July 2007 with respect to the government’s claim for reimbursement from the Company of additional response costs related to the Vertac matter with the Company’s share totaling approximately $18.7 million.  Interest continues to accrue on this amount and has resulted in a total accrual of $20.0 million as of December 31, 2007.  Additional information regarding this matter is provided in Note 12 to the Consolidated Financial Statements.

In addition, the Company reached a settlement with the United States Navy in connection with environmental issues at the Alleghany Ballistics Laboratory site (the “ABL matter”).  The settlement resulted in the recording of a charge and payment during 2007 of approximately $13 million.

Implementation of New Pension Plan Investment Strategy

As discussed in further detail in the Commitments and Contractual Obligations section that follows, the Company implemented a liability-driven investing strategy that is designed to generally align the characteristics of the Company’s U.S. and U.K. defined benefit pension plans’ assets to those of the underlying benefit obligations with the objective of mitigating the impact of interest rate and asset value volatility.  Voluntary contributions to these plans during 2007 was driven in part by the implementation of this strategy, as well as the impact of the settlement of litigation involving the Company’s U.S. defined benefit pension plan.

Adoption of FIN 48

The Company adopted FIN 48 effective January 1, 2007 and recorded $1.9 million as an adjustment to its beginning balance of retained earnings and a corresponding decrease to its income tax reserves recorded in the balance sheet caption Deferred credits and other liabilities in accordance with the required transition provisions.  The Company has identified $35.5 million of unrecognized tax benefits as of December 31, 2007.  Additional information regarding the adoption of FIN 48 is provided in Note 8 to the Consolidated Financial Statements.

Critical Accounting Estimates

The Company’s Summary of Significant Accounting Policies is provided in Item 8.  The Company's discussion and analysis of its financial condition and results of operations is based on its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires Hercules to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Hercules evaluates its estimates on a regular basis, including those related to impairments of goodwill, intangible and other long-lived assets, income taxes, contingencies, including those related to litigation, environmental issues, asset retirement obligations, asbestos lawsuits and claims, pension and other benefit obligations and stock-based compensation.  Hercules bases its estimates on various factors including historical experience, consultation and advice from third party subject matter experts, and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Management reviews significant estimates and related disclosures with the Audit Committee of the Board of Directors on a regular basis.  Actual results may differ from these estimates and assumptions.

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

Fair value is estimated using a combination of valuation approaches including the market value and income approaches.  Income valuation methodologies are based on estimates of future cash flows discounted using a credit-adjusted risk-free rate of return (“discount rate”) that essentially represents the Company’s cost of capital.  The key assumptions considered in the development of estimates of future cash flows include (1) revenue growth including price and volume, (2) cost of sales growth including raw materials prices and labor and benefit costs, (3) indirect corporate overhead, working capital and capital expenditures commensurate with the sales and cost growth rates and (4) the discount rate.  The estimate of future cash flows inherently involves significant management judgment as it represents a forecast of future events.  In addition, the discount rate is also subject to change from year-to-year based on the relative balance of the Company’s outstanding debt and equity, actual rates of interest on outstanding debt and the Company’s stock price.  The following table summarizes the approximate average impact of a change in the most significant of these assumptions on the fair value of the Company’s net assets, while all other assumptions are held constant:

	Change	Average Impact
Discount rate	+/- 0.5%	+/- $ 140 million
Revenue growth	+/- 1.0%	+/- $ 340 million
Cost of sales growth	+/- 1.0%	+/- $ 205 million

The Company has identified its two active operating segments, PTV and Aqualon, as its reporting units for the purposes of allocating goodwill and intangible assets as well as the assessment for impairment.  Goodwill and intangible assets have been allocated to the reporting units as a result of prior transactions in which these individual reporting units acquired net assets or otherwise expanded their ownership interests in other related businesses.  The underlying assets related to such transactions, including goodwill and intangible assets, have been and continue to be fully integrated into the operations of the reporting units.

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

Asset Retirement Obligations and Environmental Contingencies

The Company establishes reserves for environmental matters and asset retirement obligations when a legal obligation exists and the fair value of the liability can be reasonably estimated. In addition, the Company recognizes a loss for environmental-related litigation and other contingencies when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable.  The actual costs will depend upon numerous factors, including: the estimated useful life of the Company’s manufacturing facilities and significant component assets, changes in the nature or use of existing assets and facilities, the number of parties found responsible at each environmental site and their ability to pay, the actual methods of remediation required or agreed to, outcomes of negotiations with regulatory authorities, outcomes of litigation, changes in the timing of required remedial activities, changes in the discount rates used to determine the fair value of obligations, changes in environmental laws and regulations, technological developments, the years of remedial activity required and changes in the number or financial exposures of claims, lawsuits, settlements or judgments, or in the ability to reduce such financial exposures by collecting indemnity payments from insurers or others.  Each factor is considered sensitive to variation which could impact estimates of the timing and amount of cash flows.

Asbestos-Related Contingencies

The Company has established reserves for asbestos-related personal injury lawsuits and claims based upon the results of an annual actuarial study of its asbestos-related liabilities by a recognized expert at a major national university.  This study is based on a number of assumptions including the anticipated number of future claims, the timing and amount of future payments, disease, venue, and the dynamic nature of asbestos litigation and other circumstances.  While the expert noted above has applied his methodology in determining the Company’s reasonably possible range of exposures for these liabilities on a consistent basis, other methods in practice exist which place a differing degree of emphasis on the underlying variables used to measure asbestos-related contingencies.  Such other methods could yield significantly different ranges of reasonably possible exposures.

Pension and Other Postretirement Benefits

Pension and other postretirement benefit obligations and the related benefits costs are determined based upon actuarial assumptions regarding mortality, medical cost inflation rates, discount rates, long-term return on assets, salary increases, Medicare availability and other factors.  Changes in these assumptions can result in changes to the recognized pension and other postretirement benefits expense and recorded liabilities.

The assets and liabilities associated with the Company's defined benefit pension plans are subject to interest rate and market risk.  A 100-basis point decrease or increase in the discount rate has an unfavorable or favorable impact of approximately $165 million on the U.S. defined benefit pension plan’s projected benefit obligation, which should be offset to a large extent by a commensurate movement in plan assets ( see Note 9 to the Consolidated Financial Statements).

Stock-Based Compensation

For financial reporting purposes, the Company uses the Black-Scholes option pricing model to determine the fair value of stock options issued as compensation to key employees and non-employee directors.  The model determines a fair value based on a number of key variables including the grant date price of Hercules common stock and the related exercise or strike price, estimated dividend yield, estimated term of the option prior to exercise, risk free rate of interest over the estimated term and a measure of the volatility of Hercules common stock over the estimated term.  Certain of these variables encompass a degree of subjectivity whose variability could result in significantly different values for the grant date fair value of stock option awards.  In addition, the Company recognizes share-based compensation cost based upon the number of awards that are expected to vest.  This measure implicitly includes an estimate for forfeitures based on employee turnover, reductions in force and other factors specific to the award recipient population.  The Company has a policy to review its estimate of award forfeitures on an annual basis or when specific facts and circumstances warrant additional review.  The review is primarily based on historical experience and provides for estimated rates applicable to Company officers and all other employees, respectively.  Prior to 2007, the Company had estimated different rates for these two employee groups.  Based on its most recent annual review, actual experience rates and other factors have resulted in the convergence of the estimated forfeiture rates for the two employee groups.  However, future reviews will continue to assess the groups independently.  The change in estimated forfeiture rates will result in total share-based compensation cost that is lower by less than $1 million than that which would have been recorded had the change in estimate not occurred for 2007.

Results of Operations – Consolidated Review

A comparative analysis, by line item, of the Statement of Operations is provided as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005	2007 Change	2006 Change
Net sales	$2,136.2	$2,035.3	$2,055.0	$100.9	$(19.7)

Net sales for 2007 increased approximately 5% from 2006 primarily as a result of $46.7 million, or 2%, higher volume, $21.2 million, or 1%, attributable to higher pricing and $72.4 million, or 4%, due to favorable rates of exchange (“ROE”) partially offset by $39.4 million, or 2%, lower product mix.  Excluding the impact of the disposition of a majority interest in FiberVisions, sales increased 9%.  The increase in volume reflects growth in substantially all of the Company’s business units as well as the impact of the Dexter acquisition in the Aqualon segment. In addition, 2007 reflects the full year impact of the consolidation of the Hercules Tianpu methylcellulose (“MC”) joint venture for Aqualon and operations under the rosin-sizing product alliance with MeadWestvaco for PTV.  These volume increases were partially offset by the absence of $69.2 million of sales attributable to FiberVisions that occurred during the quarter ended March 31, 2006 prior to the Company’s disposition of its majority ownership interest.  Pricing increases were implemented throughout a number of product lines for both PTV and Aqualon in order to recover raw material, energy and transportation cost increases.  In addition, the sales growth reflects continued development and introduction of new products.  The ROE impact is primarily attributable to continued strengthening of the Euro versus the U.S. Dollar (“USD”).  The average Euro/USD exchange rate was approximately 9% higher during the 2007 period.

Net sales for 2006 decreased approximately 1% from 2005 primarily as a result of the Company’s disposition of a majority interest in FiberVisions on March 31, 2006.  FiberVisions’ sales during 2006 were $69.2 million whereas 2005 included a full year in the amount of $282.7 million.  Excluding the impact of FiberVisions, net sales for 2006 increased as a result of $183.3 million, or 24%, higher volume, $47.8 million, or 3%, attributable to higher pricing and $8.1 million due to favorable ROE partially offset by $45.4 million, or 2%, lower product mix.  The increase in volume was attributable to a combination of Aqualon’s guar and guar derivatives sales to the energy industry and MC sales resulting from the consolidation of Hercules Tianpu as well as organic growth from PTV and Aqualon’s other business units.  In addition, the guar and guar derivatives and MC acquisitions significantly changed the product mix profile of Aqualon when compared to 2005 resulting in a lower-priced product mix.  Pricing increases were implemented throughout a number of product lines for both PTV and Aqualon in order to recover raw material, energy and transportation cost increases; however, pricing pressure continued in the MC construction markets.  While the Euro strengthened versus the USD during the latter part of 2006, the average was essentially flat compared to 2005.

The tables below reflect Net sales per region and the percentage change from the respective prior year periods as well as the percentage change excluding the impact of ROE:

				% Change Excluding
Regions	2007	2006	% Change	ROE
North America	$1,002.9	$1,003.2	—	—
Europe	756.8	696.0	9%	1%
Asia Pacific	249.3	227.4	10%	7%
Latin America	127.2	108.7	17%	12%
All regions	$2,136.2	$2,035.3	5%	1%

Excluding the impact of FiberVisions as well as the impact of ROE, Net sales increased in all global regions during 2007.  The increases were attributable to both PTV and Aqualon with the exception of PTV’s performance in the Asia Pacific region where a 3% decline was realized primarily due to successful efforts to improve product mix.  During 2007, PTV experienced strong revenue growth in the Americas including the higher-growth markets in Brazil and Chile.  In addition, both segments achieved growth in higher-growth markets in Russia, other Eastern European countries and the Middle East.  African markets, which are generally served out of European facilities, continued to provide growth for Aqualon while results were relatively flat for PTV in this region.  Aqualon achieved consistent growth in the Asia Pacific region, primarily China, reflecting the segment’s expanding presence in the country, and was able to more than offset the revenue decline in the region attributable to PTV.

				% Change Excluding
Regions	2006	2005	% Change	ROE
North America	$1,003.2	$967.9	4%	3%
Europe	696.0	747.7	(7)%	(6)%
Asia Pacific	227.4	233.7	(3)%	(3)%
Latin America	108.7	105.7	3%	(1)%
All regions	$2,035.3	$2,055.0	(1)%	(1)%

Excluding the impact of FiberVisions, sales increased in all regions during 2006 on an aggregate basis as compared to 2005.  Sales in the Americas were particularly strong for both PTV and Aqualon.  Within Europe, Aqualon sales continued a strong recovery from the prior year, particularly in the coatings and construction markets, while PTV sales were flat due to excess capacity and regional market fragmentation, continuing the trend that began during 2005.  Higher-growth markets in China and Eastern Europe provided strong growth opportunities for both PTV and Aqualon while both segments experienced more modest growth in developing markets in the Latin American and Asia Pacific regions.

	2007	2006	2005	2007 Change	2006 Change
Cost of sales	$1,405.7	$1,343.4	$1,391.1	$62.3	$(47.7)
As a % of sales	66%	66%	68%

Cost of sales increased 5% during 2007 as compared to 2006 commensurate with the higher volume of sales.  The increase also reflects higher raw material and energy costs, start-up costs attributable to Aqualon’s capacity expansion in its Chinese operations as well as costs for products purchased for resale to meet customer demand during the start-up periods.  These increases were partially offset by lower transportation costs in PTV and the impact of higher fixed cost absorption primarily attributable to Aqualon as production continued at or near capacity for a number of high demand products. Raw material cost increases over 2006 levels were $23.4 million.  Price increases recovered a substantial portion of these cost increases.  However, the terms of certain annual contracts limited the recovery during the latter part of 2007.  Contract renewals implemented for 2008 as well as recently announced price increases for certain products linked to those raw materials that have greater price volatility are expected to provide for substantial cost recovery throughout 2008.  In addition to pricing and contract initiatives, the Company continues to implement actions to mitigate raw material cost increases including pursuing product substitutions, improving yields and efficiencies and implementing energy conservation programs.

Cost of sales decreased 3% during 2006 as compared to 2005 primarily reflecting the absence of FiberVisions’ costs subsequent to March 31, 2006.  Excluding the effect of FiberVisions, overall costs for raw materials and energy were higher during 2006 as compared to 2005.  Price increases and surcharges recovered a substantial portion, but not all of the related cost increases.  In addition, improved fixed cost absorption, primarily attributable to Aqualon as production was at capacity for a number of high demand products, as well as lower transportation expenses partially offset the higher costs.  On an aggregate basis, raw material and energy costs increased $55.7 million over 2005 levels.  While the rate of increase in costs moderated, the overall trend of increasing costs continued from the second half of 2005, when spikes occurred primarily due to the Gulf Coast hurricanes and the related impact on the raw material suppliers and logistics infrastructure.

	2007	2006	2005	2007 Change	2006 Change
Selling, general and administrative expenses	$376.9	$372.2	$382.5	$4.7	$(10.3)
As a % of sales	18%	18%	19%

Selling, general and administrative expenses (“SG&A”) increased 1% during 2007 as compared to 2006 primarily reflecting higher ROE, which contributed $10.6 million to the overall increase.  In addition, both PTV and Aqualon incurred employee staffing-related costs associated with marketing, technology and other functions to support growth and their expanding presence in certain higher-growth markets.  The increase also reflects approximately $3 million attributable to the accelerated vesting of certain 2004 restricted stock awards based on the achievement of specific share price performance benchmarks.  These increases were substantially offset by lower indirect support costs, primarily in PTV’s European operations.  In addition, there were decreases attributable to bad debts, incentive compensation, litigation as well as the absence of FiberVisions during 2007.

SG&A decreased 3% during 2006 as compared to 2005 reflecting the lower wage and employee expense base attributable to lower overall headcount from a number of restructuring actions.  In addition, 2006 SG&A reflected lower professional fees, including audit and tax consulting fees as well as legal fees resulting from the completion and settlement attributable to PTV’s patent infringement litigation.  The sale of FiberVisions also contributed to the decrease.  These decreases were partially offset by higher postretirement benefits costs, higher incentive compensation charges attributable to improved performance and a higher number of awards outstanding, higher bad debt charges, higher average ROE and indirect costs attributable to supporting growth in the Asia Pacific region.

	2007	2006	2005	2007 Change	2006 Change
Research and development	$43.8	$38.8	$40.8	$5.0	$(2.0)
As a % of sales	2%	2%	2%

Research and development charges increased 13% during 2007 as compared to 2006 reflecting higher spending primarily in the Aqualon Group.  This includes higher employee staffing and related costs supporting new product development and product line enhancements.  The decrease during 2006 as compared to 2005 is primarily attributable to the FiberVisions transaction and PTV’s global research and development consolidation program whereby PTV consolidated its laboratories and technical development facilities into regional centers of excellence.

	2007	2006	2005	2007 Change	2006 Change
Intangible asset amortization	$8.7	$7.2	$8.0	$1.5	$(0.8)

Intangible asset amortization increased during 2007 primarily as a result of intangible assets placed in service in connection with the Dexter acquisition and the formation of H2H as well as the impact of a full year of amortization attributable to Hercules Tianpu’s intangible assets as compared to 2006.  Intangible asset amortization decreased during 2006 primarily as a result of the absence of amortization for FiberVisions’ intangible assets partially offset by increases in amortization attributable to intangible assets recognized with the Benchmark acquisition and consolidation of Hercules Tianpu.  Amortization is expected to be $10.2 million for 2008, $8.9 million for 2009, $8.7 million for 2010, $7.9 million for 2011 and $6.6 million for 2012 as various amortization terms expire.

	2007	2006	2005	2007 Change	2006 Change
Impairment of FiberVisions goodwill	$—	$—	$52.9	$—	$(52.9)

In connection with the initial commitment to sell a majority interest in FiberVisions at the end of 2005, the Company recorded an impairment charge of $52.9 million.

	2007	2006	2005	2007 Change	2006 Change
Other operating expense, net	$36.9	$25.1	$39.4	$11.8	$(14.3)

During 2007, the Company incurred $28.4 million of severance, restructuring and other exit costs, as well as $14.4 million of accelerated depreciation and amortization charges attributable to the continued execution on several restructuring and rationalization programs that were initiated during the current and prior years (see Note 16 to the Consolidated Financial Statements).  The most significant active restructuring program is the Business Infrastructure Project.  The most significant asset charge is attributable to accelerated amortization of certain capitalized software development costs in connection with the ongoing information technology platform upgrade.  In addition, the Company incurred $8.1 million in dismantlement, asset retirement and environmental and other costs.  These items were partially offset by gains on asset dispositions of $12.4 million including $7.4 million related to certain PTV intellectual property, $4.1 million attributable to the sale of the Company’s former facility at Pendlebury, U.K., which was closed during 2006 in connection with a manufacturing rationalization program, $0.5 million attributable to the sale of the Company’s former research facility in Barneveld, The Netherlands and $0.4 million related to other fixed asset and excess land dispositions.  Additionally, the Company realized $1.6 million of legal recoveries related to a domestic product anti-dumping suit against certain competitors.

Other operating expense, net for 2006 reflects $21.1 million in severance benefits and other exit costs resulting from the scheduled termination of approximately 300 employees, accelerated depreciation and amortization of $5.1 million as well as $3.2 million of asset impairment charges primarily attributable to the Company’s various restructuring and rationalization programs (see Note 16 to the Consolidated Financial Statements).  The 2006 programs include the Business Infrastructure Project, the segment realignment as well as PTV’s initiation of an alliance agreement for the manufacturing and marketing of certain rosin-based sizing products.  Also included in 2006 is a charge related to the settlement of a product liability claim for $1.3 million, net of recoveries from insurance, site dismantlement costs of $1.6 million primarily attributable to the Wilmington Research Center revitalization project, $0.8 million of asset retirement and environmental charges and $1.5 million of other miscellaneous operating costs.  These costs were partially offset by gains of $6.2 million primarily related to the disposition of excess land at operating facilities in Parlin, New Jersey, Tarragona, Spain and Alizay, France and a $3.3 million legal settlement, net of related costs, attributable to a favorable judgment in the Company’s price fixing suit against certain raw materials suppliers.

During 2005, the Company executed a number of restructuring and rationalization programs and recorded total charges of $37.3 million, including severance and other exit costs of $31.8 million that resulted in headcount reduction of approximately 490 employees; asset impairments of $0.5 million (see Note 16 the Consolidated Financial Statements), accelerated depreciation charges of $3.5 million; and inventory and spare parts write-downs of $1.5 million.  Other charges for 2005 include $0.7 million related to legal settlements, $0.2 million of asset retirement and environmental charges for active operating sites, losses on asset dispositions of $0.1 million and $1.1 million for all other miscellaneous charges.

	2007	2006	2005	2007 Change	2006 Change
Interest and debt expense	$68.6	$71.2	$89.4	$(2.6)	$(18.2)

Interest and debt expense decreased 4% during 2007 primarily as a result of approximately $214 million of U.S. debt repayments made during the year including those attributable to the Term B variable rate loan, the 6.6% notes due 2027 and the 11.125% senior notes due 2007.  Total interest expense reductions attributable to these issues were approximately $9 million.  Lower interest expense on other debt issues, the absence of FiberVisions debt and higher capitalized interest combined for an additional $1.7 million reduction.  These reductions were partially offset by a $6.4 million lower benefit from cross-currency interest rate swaps attributable to the weakening USD and decreasing LIBOR-based interest rates, as well as $1.7 million attributable to higher local borrowings related to the financing of expansion projects in China.

Interest and debt expense for 2006 decreased 20% from 2005 as a result of lower outstanding debt balances, primarily reflecting the Company’s repurchase of $113.9 million of its 11.125% senior notes due 2007.  The resulting impact was a combined reduction of $15.8 million in interest and amortization of issuance costs.  Also contributing to the reduction was an offset to interest expense of $7.1 million attributed to cross-currency interest rate swaps, $1.0 million attributable to lower outstanding balances on the 6.5% junior subordinated deferrable interest debentures, $0.8 million attributable to the absence of FiberVisions debt and $0.3 million of lower credit facility fees.  These decreases were partially offset by increasing LIBOR-based interest rates on the Company’s Term B loan resulting in $6.4 million higher interest expense and $0.4 million related to borrowings utilized to finance capacity expansion projects in China.

	2007	2006	2005	2007 Change	2006 Change
Vertac response costs and litigation charges	$20.3	$108.5	$15.0	$(88.2)	$93.5

Vertac-related costs incurred during 2007 primarily reflect charges and accrued interest attributable to a claim by the government for additional responses costs at the Vertac site.  The Company is continuing to pursue a settlement of this matter (see Note 12 to the Consolidated Financial Statements).  In addition, charges incurred during 2007 include interest accrued on the Vertac litigation judgment through the date of payment, which occurred during the second quarter of 2007. As a result of a ruling during 2006 in the Vertac litigation, the Company recorded a $106.0 million charge and continued the accrual of interest through the year.  The 2006 charge was incremental to an accrual initially provided during 2005.

	2007	2006	2005	2007 Change	2006 Change
Other expense, net	$24.0	$65.7	$71.3	$(41.7)	$(5.6)

During 2007, the Company incurred net charges of $5.7 million attributable to legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos insurance trusts and a downward adjustment to the asbestos litigation reserve as determined by the independent reserve study (see Note 12 to the Consolidated Financial Statements).  In addition, the Company incurred charges of $16.1 million in settlements and legal expenses attributable to previously divested businesses including approximately $13 million for the ABL matter, as well as $7.2 million for asset retirement and environmental-related charges for sites associated with former businesses.  Also included is a charge for $2.8 million attributable to an asset devaluation in connection with a dilution of the Company’s ownership interest in FiberVisions during 2007, offset by $0.3 million related to the reversal of accrued costs associated with the 2006 FiberVisions transaction.  Partially offsetting these charges are gains on asset dispositions, interest and other miscellaneous income of $7.5 million.  Gains on asset dispositions include $2.5 million for certain real estate properties associated with previously divested businesses and $0.5 million attributable to the sale of the Company’s equity interest in Abieta Chemie GmbH (“Abieta”).

During 2006, the Company incurred net charges of $29.0 million with respect to its asbestos-related liabilities including an adjustment to reestablish the reserve and legal expenses partially offset by accretion income from the asbestos-insurance trusts.  Also during  2006, the Company sold a majority interest in FiberVisions for $27.0 million and realized a loss of $13.3 million.  Other expenses, net for 2006 also includes $11.4 million of premiums and debt issuance cost write-offs primarily attributable to the repurchase of the 11.125% notes due 2007, $9.2 million for legal expenses and settlements attributable to previously divested businesses and $6.5 million of asset retirement and environmental-related expenses and revisions for former operating sites, exposures at sites for which former businesses were identified as a potentially responsible party and demolition and remediation at other former operating sites.  Partially offsetting these charges are certain cost recoveries related to previously divested businesses, the realization of currency translation adjustments attributable to the liquidation of certain inactive legal entities, interest and other miscellaneous income.  The combined amount of these offsetting items was $2.3 million.  The Company also realized a gain of $1.4 million on the sale of its former operating facility in Addison, Illinois.

        During 2005, the Company recorded net charges of $44.6 million to reestablish and increase its asbestos-related reserve and litigation costs partially offset by accretion income from the asbestos-insurance trusts and other related insurance and legal recoveries.  The Company also incurred $7.3 million in asset retirement and environmental charges attributable to non-operating sites or related activities associated with previously divested businesses including amounts attributable to revisions in the asset retirement obligations.  Other expenses, net for 2005 also included charges of $19.0 million for the settlement of several cases relating to previously divested businesses, the most significant of which related to the former Composite Products division as well as premiums of $14.3 million for repurchases of the Company’s 11.125% notes and $1.8 million for the write-off of related unamortized debt issuance costs, partially offset by a $1.9 million gain related to the repurchase of CRESTSSM units.  These items were also offset by $10.9 million of gains on the disposition of the Langhorne, Pennsylvania and Burlington, New Jersey sites that were non-operating facilities associated with the previously divested water treatment and resins businesses, respectively.  In addition, the Company realized other miscellaneous income of $2.9 million, net of all other miscellaneous expenses.

	2007	2006	2005	2007 Change	2006 Change
Benefit for income taxes	$(20.3)	$(192.2)	$(3.8)	$171.9	$(188.4)
Effective tax benefit rate	13%	Not Meaningful	11%

The benefit for income taxes during 2007 was impacted primarily by a $56.6 million benefit due to resolution with the IRS of all remaining income tax matters for the years 1993 through 2003, and resulting interest income.  The Company also recognized a $4.9 million benefit related to income tax law changes enacted in China, Germany, the U.K., Canada and Mexico.  The change in the valuation allowance on deferred tax assets reflects the utilization and expiration of capital loss carryforwards and the increase in state net operating loss carryforwards.

The benefit for income taxes during 2006 was primarily impacted by the resolution of substantially all issues related to Federal tax audits for the years 1993 through 2003 and the utilization of capital loss carryforwards.  The settlement of IRS audits resulted in a reversal of $44.1 million of income tax reserves as well as $49.7 million of tax refunds and interest income.  In addition, the provision reflects a tax benefit of $102.7 million for the expected utilization of existing capital loss carryforwards.  The change in the valuation allowance for deferred tax assets reflects utilization of the aforementioned capital loss carryforwards, the basis difference in the carrying value of the Company’s investment in FiberVisions and the increase in state deferred tax assets.

The benefit for income taxes during 2005 was impacted by a $10.0 million reversal of federal income tax reserves due to favorable resolutions of prior year tax issues and net interest income of $2.9 million resulting from the refund of excess cash tax deposits.  These favorable benefits were offset by a $7.1 million increase to state tax expense relating to the filing of amended income tax returns to reflect IRS audit adjustments as well as a $7.6 million charge related to previously undistributed foreign earnings triggered by the transaction to sell a majority interest in FiberVisions.  The change in the valuation allowance on deferred tax assets reflects the utilization of capital loss carryforwards, the utilization and expiration of state net operating loss carryforwards, and the impairment charge on the carrying value of FiberVisions.

	2007	2006	2005	2007 Change	2006 Change
Minority interests in earnings of consolidated subsidiaries	$(0.6)	$(1.4)	$(1.0)	$0.8	$(0.4)

Minority interests in earnings of consolidated subsidiaries during 2007 primarily reflect the income attributable to the noncontrolling interests in Hercules Tianpu partially offset by losses attributable to the noncontrolling interests in H2H.  Results during 2006 are substantially attributable to the operations of Hercules Tianpu while 2005 reflects the impact of FiberVisions’ bicomponent fibers marketing joint venture entities.

	2007	2006	2005	2007 Change	2006 Change
Equity (loss) income of affiliated companies, net of tax	$(0.1)	$(3.2)	$0.5	$3.1	$(3.7)

Equity losses during 2007 primarily reflect losses attributable to FiberVisions, partially offset by equity earnings attributable to the Company’s investment in Pakistan Gum Industries (“PGI”) and earnings from Abieta prior to the Company’s disposition of its interest therein. The equity loss for 2006 primarily reflects losses attributable to FiberVisions subsequent to the disposition of the Company’s majority ownership interest.  Equity earnings during 2005 reflect income attributable to PGI and Abieta.

	2007	2006	2005	2007 Change	2006 Change
Net income (loss) from discontinued operations, net of tax	$8.0	$47.0	$(6.5)	$(39.0)	$53.5

Net income from discontinued operations for 2007 and 2006 includes $1.4 million and $48.7 million, respectively, attributable to the reversal of various income tax reserves with respect to the resolution and expiration of certain indemnity matters as well as completion and settlement of IRS audits for 2002 and 2003.  Also included in income for 2007 is $6.6 million resulting from the reversal of estimated taxes payable for previously disposed legal entities. These reserves were established in connection with the Betz Dearborn water treatment business disposition which was classified as a discontinued operation effective 2001.  In addition, discontinued operations for the years 2006 and 2005 reflect the results of operations from the Company’s terpenes specialties business.  Net sales included therein are $2.5 million and  $13.7 million for 2006 and 2005, respectively.  The terpenes specialties business generated pre-tax operating losses of $2.6 million and $9.9 million for 2006 and 2005, respectively, including restructuring charges and other exit costs as well as asset impairment charges of $1.6 million and $8.1 million for 2006 and 2005, respectively.

	2007	2006	2005	2007 Change	2006 Change
Cumulative effect of changes in accounting principle, net of tax	$—	$0.9	$(2.5)	$(0.9)	$3.4

As a result of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” effective January 1, 2006, the Company recorded a $0.9 million benefit, net of income taxes, as a cumulative effect of a change in accounting principle (see Note 20 to the Consolidated Financial Statements).  Effective December 31, 2005, the Company adopted the provisions of FASB Interpretation No. 47, “Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” and recognized a cumulative effect adjustment of $2.5 million, net of tax (see Note 20 to the Consolidated Financial Statements).

Results of Operations – Segment Review

         The tables below reflect Net sales and Profit from operations for the comparative periods 2007 as compared to 2006 and 2006 as compared to 2005, respectively.

	2007	2006	Change	% Change
Net sales:
Paper Technologies and Ventures
Paper Technologies	$903.4	$845.7	$57.7	7%
Ventures	247.2	229.6	17.6	8%
	1,150.6	1,075.3	75.3	7%
Aqualon Group
Coatings & Construction	476.0	420.2	55.8	13%
Regulated	241.6	225.3	16.3	7%
Energy & Specialties	268.0	245.3	22.7	9%
	985.6	890.8	94.8	11%
FiberVisions	—	69.2	(69.2)	NM
Consolidated	$2,136.2	$2,035.3	$100.9	5%
Profit from operations:
Paper Technologies and Ventures	$113.6	$80.8	$32.8	41%
Aqualon Group	199.0	187.4	11.6	6%
FiberVisions	—	0.5	(0.5)	NM
Corporate Items	(48.4)	(20.1)	(28.3)	NM
Consolidated	$264.2	$248.6	$15.6	6%

	2006	2005	Change	% Change
Net sales:
Paper Technologies and Ventures
Paper Technologies	$845.7	$810.7	$35.0	4%
Ventures	229.6	206.6	23.0	11%
	1,075.3	1,017.3	58.0	6%
Aqualon Group
Coatings & Construction	420.2	356.4	63.8	18%
Regulated	225.3	174.1	51.2	29%
Energy & Specialties	245.3	224.5	20.8	9%
	890.8	755.0	135.8	18%
FiberVisions	69.2	282.7	(213.5)	(76)%
Consolidated	$2,035.3	$2,055.0	$(19.7)	(1)%
Profit from operations:
Paper Technologies and Ventures	$80.8	$61.4	$19.4	32%
Aqualon Group	187.4	155.5	31.9	21%
FiberVisions	0.5	(64.9)	65.4	NM
Corporate Items	(20.1)	(11.7)	(8.4)	(72)%
Consolidated	$248.6	$140.3	$108.3	77%

NM = not meaningful

Paper Technologies and Ventures

2007 compared to 2006
	Net Sales Percentage Increase (Decrease) from 2006 Due To:
	Volume	Product Mix	Price	Rates of Exchange	Total
Paper Technologies	4%	(1)%	—	4%	7%
Ventures	2%	—	4%	2%	8%
	4%	(2)%	1%	4%	7%

PTV’s overall sales growth reflects continued expansion in higher-growth markets as well as progress with new product introductions which represent approximately 24% of total sales.  In addition, PTV realized the beneficial impact of various currencies, primarily the Euro, strengthening against the USD.  Pricing was favorable primarily in the Americas region partially offset by lower pricing in both Europe and the Asia Pacific region.  As discussed further below, product mix was impacted by the rosin-sizing product alliance which began in the second half of 2006.

Paper Technologies Sales

Paper Technologies’ volume growth was achieved in the Americas and in Europe, whereas volume in Asia was lower. In the Asia Pacific region, declines in China, Taiwan and Korea were partially offset by improvement in Indonesia.  Excluding the Asia Pacific region, strong growth continues to be achieved in the higher-growth markets, particularly Brazil, Eastern Europe, Russia, Africa and the Middle East. In the aggregate, sales in higher-growth markets increased 20% as compared to 2006.  Price increases were achieved in North America primarily to recover raw material cost increases, but were essentially offset by lower pricing in Europe and the functional product portfolio in Asia.  Product mix was impacted by the rosin-sizing product alliance whereby PTV is the exclusive distributor for these products produced by MeadWestvaco.  The overall effect resulted in an increase in volume for lower-margin products.  The alliance activity reached full operating scale during 2007 as compared to 2006 during which activity did not begin until the second half of the year.

Ventures Sales

Sales growth was achieved in all of the Ventures businesses, particularly Water Treatment and Building and Converted products.  Pricing increased across the entire Ventures portfolio with particular success in the Lubricants business in response to market increases in the cost of methanol.  Product mix was adversely impacted by higher volume associated with lower-priced adhesive products in the Building and Converted products business as well as toll-produced Water treatment chemicals, substantially offset by certain Pulp and Water treatment products.  The favorable impact of ROE is primarily attributable to Venture products sold in Europe and Latin America.

PTV 2007 Profitability
Analysis of Changes in Profitability
2006 Profit from operations		$80.8
Changes due to:
Volume	14.3
Product mix	(4.2)
Price	11.2
Raw material, transportation and energy costs	(8.5)
All other manufacturing costs	(6.6)
Asset dispositions	5.0
ROE	6.6
SG&A and other expenses	5.9
Restructuring, severance and other exit costs, accelerated depreciation and other charges	9.1
Net change		32.8
2007 Profit from operations		$113.6

Profit from operations during 2007 increased by 41% as compared to 2006 reflecting the favorable impact of volume, price, ROE, lower SG&A and lower restructuring-related charges partially offset by higher manufacturing-related costs.  The 2007 period also reflects $7.4 million related to a gain on the sale of certain intellectual property as compared to a gain of $2.9 million related to the sale of excess land at the Tarragona, Spain facility during the 2006 period.  SG&A costs decreased primarily as a result of lower support costs, and lower patent defense costs and bad debt charges partially offset by  increased personnel-related costs to support strategic growth initiatives.  The decrease in patent defense costs reflects a settlement that was reached at the end of 2006.

Higher raw material costs of $15.3 million reflect increases in the prices of tall oil rosins, epichlorohydrin, and fatty and adipic acid partially offset by favorable variances for Chinese gum rosin, methanol, acetaldehyde and sodium hydroxide.  These cost increases were partially offset by lower transportation and energy costs for a combined decrease of $6.8 million.  These decreases were primarily attributable to lower transportation costs as a result of mix improvement, carriers billing certain customers directly and lower negotiated rates for certain services with Hercules’ preferred distribution network.

        Severance, restructuring and other exit costs and accelerated depreciation during 2007 resulted in combined charges of $5.7 million as compared to $14.8 million during 2006.  The decrease is primarily attributable to significant actions during the 2006 period with respect to defined restructuring programs for: (1) research and development consolidation, (2) rationalization of manufacturing capacity including the closure of PTV’s Pendlebury facility in the U.K., (3) the alliance with MeadWestvaco and (4) the business segment realignment.  During 2007, PTV initiated plans to exit production activities at its Mexico City, Mexico manufacturing facility during 2008.  As a part of this rationalization program, the Company will terminate the workforce at that facility upon the completion of various closure activities.  Severance and termination benefits are being accrued over the period of continued service required of these individuals.  In order to maintain its position in Mexico, the Company has appointed an exclusive distributor in Mexico and has contracted with that party to produce certain paper chemical products under a royalty-bearing license agreement.  In addition, PTV initiated a restructuring action during 2007 at its Voreppe, France manufacturing facility in connection with continuing efforts to realign its European operating profile.

PTV Outlook

PTV expects to continue to sustain growth in certain higher-growth markets, particularly in non-Western Europe and South America while addressing product mix challenges in the Asia Pacific region.  In addition, PTV continues to focus its efforts on its successful new product launch strategy with an emphasis on developing higher-value, higher-margin products to improve the overall sales mix.  During 2007, PTV invested in the H2H joint venture to expand the development of adhesive products for wood laminates and composites that comply with new formaldehyde emission standards.

2006 compared to 2005
	Net Sales Percentage Increase (Decrease) from 2005 Due To:
	Volume	Product Mix	Price	Rates of Exchange	Total
Paper Technologies	1%	—	2%	1%	4%
Ventures	(3)%	9%	4%	1%	11%
	—	1%	4%	1%	6%

Overall, improved performance in the Americas offset challenging economic conditions in the Western European paper market.  Volume growth was achieved in the Americas and in the Asia Pacific region offsetting declines in Europe.  Increased pricing was achieved in all regions with higher increases in the Americas and Asia, as opposed to Europe where price increases were more modest.  In addition, revenues in higher-growth markets including Brazil, China, the Middle East and Africa exceeded prior year levels.

Paper Technologies Sales

Paper Technologies’ volume increase is primarily attributable to the marketing and manufacturing alliance for rosin size products partially offset by the impact of customer bankruptcies and mill closures, particularly in Southern Europe.  Price increases were achieved in all regions of the world with the largest increase attributable to the Americas.  Product mix was essentially flat as variances reflect higher sales of lower-priced functional products in both North America and higher-growth Asia Pacific markets substantially offset by higher priced process chemicals reflecting the success of new product introductions.

Ventures Sales

Ventures’ sales increase reflects improved product mix as well as higher pricing and favorable ROE partially offset by lower volume.  The improved mix reflects higher sales of water management, lubricants and adhesive products.

PTV 2006 Profitability
Analysis of Changes in Profitability
2005 Profit from operations		$61.4
Changes due to:
Volume	(1.3)
Product mix	3.3
Price	37.9
Raw material, transportation and energy costs	(36.8)
All other manufacturing costs	(1.1)
Asset dispositions	2.6
ROE	1.8
SG&A and other expenses	6.4
Restructuring, severance and other exit costs, accelerated depreciation and other charges	6.6
Net change		19.4
2006 Profit from operations		$80.8

Profit from operations increased 32% during 2006 as compared to 2005.  The increase reflects improved selling prices, which contributed to the recovery of higher raw material, transportation and energy costs, as well as favorable product mix and ROE.  The disposal of excess land at the Tarragona, Spain facility resulted in a realized gain of $2.9 million.  In addition, PTV incurred lower SG&A expenses primarily as a result of the significant restructuring actions taken during 2006 and 2005.  Additionally, legal fees associated with patent defense costs during 2006 were substantially lower than 2005 as the patent infringement suit was settled at the end of 2006.  These decreases were partially offset by higher corporate support costs, primarily related to incentive compensation, as well as higher bad debt accruals.

Primarily as a result of the rapid escalation in costs experienced in the second half of 2005 and continuing into 2006, overall costs for raw material, transportation and energy for 2006 increased over 2005 levels.  In addition to energy-related price pressure, supply for certain raw materials in certain regions was constrained.  In particular, crude tall oil rosin prices were at high levels due to high demand and limited supply, particularly in Europe.  Increased demand for gum rosin in the Asia Pacific region, particularly due to domestic consumption in China and certain weather events, resulted in higher costs during 2006.  Additionally, pricing for adipic acid and epichlorohydrin was stable at relatively high levels and prices for methanol increased sharply due to outages and supplier force majeure actions.

With respect to restructuring actions, PTV recorded charges of $10.5 million during 2006 for severance benefits and other exit costs primarily attributable to efforts to de-layer management and streamline the sales and marketing organization in connection with the segment realignment as well as the manufacturing rationalization attributable to PTV’s rosin-sizing product alliance transaction.  These costs also include charges attributable to the closing of the research facility in Jacksonville, Florida and its related relocation to Wilmington, Delaware.  PTV results reflect $3.1 million of accelerated depreciation charges of which $2.1 million was attributable to the closure of the Pendlebury, U.K. manufacturing facility during the first quarter of 2006.  The remaining $1.0 million was related to the closing of the Jacksonville facility and the shut-down of certain production lines at manufacturing facilities in connection with the aforementioned alliance.

Aqualon Group

2007 compared to 2006
	Net Sales Percentage Increase (Decrease) from 2006 Due To:
	Volume	Product Mix	Price	Rates of Exchange	Total
Coatings & Construction	11%	(4)%	1%	5%	13%
Regulated	(1)%	4%	2%	2%	7%
Energy & Specialties	13%	(7)%	1%	2%	9%
	9%	(2)%	1%	3%	11%

All of Aqualon’s business units had increased sales during 2007 as compared to 2006.  Volume increases benefited broadly from additions to capacity brought on-line during the year as well as the impact of acquisitions during 2007 and those initiated during 2006.  Pricing increases were achieved in all of Aqualon’s business units during the 2007 period.  In addition, Aqualon realized the beneficial impact of various currencies, primarily the Euro, strengthening against the USD.

Coatings and Construction Sales

Sales into the Coatings markets increased 13% during 2007 reflecting substantial growth in all major regions of the world with the exception of North America.  Sales increased in Europe by 18%, the Asia Pacific region by 24% and Latin America by 30%.  North American sales increased slightly compared to 2006.  However, this reflects an overall decline primarily attributable to challenges in the U.S. housing market that was substantially mitigated by the impact of the Dexter acquisition.  Absent the accretive impact of the Dexter acquisition, sales in North America declined by 4%.  Aqualon continues to have success with its synthetic thickener, Aquaflow®, which offset a portion of the domestic decline in the hydroxyethylcellulose (“HEC”) Natrosol® product lines.  Aqualon is currently expanding its capacity in this fast-growing product line.  Aqualon continues to successfully drive growth in part due to the pursuit of its adjacency strategy which includes additional product platforms.  Specifically, Aqualon continues to grow the recently acquired surfactants product line for the coatings industry, including markets outside of North America.

Sales into the Construction markets were higher by 13% on a global basis during 2007 as compared to 2006, primarily as a result of higher volume.  Strong growth in the Asia Pacific region, Europe and Latin America offset declines in North America.  Asia Pacific sales growth of 48% reflects the improved operability of Aqualon’s methylcellulose (“MC”) joint venture, Hercules Tianpu, in China.  The joint venture’s facility was operating at near capacity in the latter part of the fourth quarter of 2007.

In mid January 2008, the joint venture experienced a setback due to an incident at its manufacturing facility.  After a thorough investigation, Hercules Tianpu expects to bring the operation back on line to meet customer orders and return to full operational capability during the first quarter of 2008.  It is expected that the overall financial impact on the Company will be minimal.

Regulated Industries Sales

Regulated Industries’ sales increased primarily as a result of improved product mix reflecting a higher proportion of sales into higher-priced pharmaceutical and personal care markets.  Despite growth achieved in Europe and China, overall volume declined in the United States primarily due to a customer plant consolidation and the adverse impact of associated order patterns.  Overall price increases were achieved in many of the regulated end-markets.  In addition, Aqualon initiated a rationalization of certain regulated product lines due to raw material availability and cost.  Aqualon anticipates this business to return to a more typical order pattern in the first quarter of 2008.

Energy and Specialties Sales

Energy and Specialties’ sales increased during 2007 reflecting increases in both specialty and oilfield volume.  Increases in specialty sales reflect growth in most regions of the world.  Oilfield sales growth was achieved primarily in the United States partially offsetting declines in Europe and the Middle East primarily due to formulation changes and order patterns attributable to certain Middle East customers.  Pricing and ROE in the aggregate provided a component of the annual increase as well.  The unfavorable product mix is primarily attributable to a higher portion of guar versus other oilfield product sales, including HEC, among others.

Aqualon 2007 Profitability
Analysis of Changes in Profitability
2006 Profit from operations		$187.4
Changes due to:
Volume	27.4
Product mix	(10.4)
Price	10.0
Raw material, transportation and energy costs	(8.5)
All other manufacturing costs	(0.9)
Asset dispositions	(2.8)
ROE	3.7
SG&A and other expenses	(7.3)
Restructuring, severance and other exit costs and accelerated depreciation and other charges	0.4
Net change		11.6
2007 Profit from operations		$199.0

Profit from operations increased 6% during 2007 as compared to 2006 period.  The increase reflects higher volume and the associated contribution margin, increased selling prices and favorable ROE as discussed above.  Higher raw material costs are primarily attributable to price increases for cotton linters and monochloroacetic acid partially offset by favorable prices for caustic applicable to carboxymethylcellulose (“CMC”) products and higher prices for methylchloride and caustic applicable to MC products, primarily in China.  In addition, Aqualon incurred increased supply chain and start-up costs primarily associated with the expanded MC capacity at the Hercules Tianpu facility in China.  Also reflected are higher start-up costs and third party purchases for resale associated with the delayed start-up of an additional CMC production line in Jiangmen, China.  This line, which was originally scheduled to begin operation in July 2007, commenced operations in the fourth quarter of 2007 and began qualifying product with customers and regulatory agencies. It is anticipated to be fully operational in the first quarter of 2008.

SG&A costs were higher during 2007 reflecting increased sales, marketing, business management, technology and other spending to support growth partially offset by lower corporate allocations.  In addition, both 2007 and 2006 reflect gains on the sale of excess land at certain operating facilities.  Total gains during 2007 were $2.8 million lower than 2006 which contributed to the unfavorable variance during 2007.

Severance, restructuring and other exit costs were lower during 2007 as compared to 2006, primarily as a result of significant actions during the 2006 period impacting a larger group of employees with respect to restructuring programs for the realignment of the Company’s business segments.  However, the 2007 period included the termination of a portion of the production personnel at the Company’s Dalton, Georgia manufacturing facility related to the discontinuation of guar production at that facility and the related transfer to the Kenedy, Texas manufacturing facility.  The production of guar derivatives will continue at the Dalton site.

Aqualon Outlook

Aqualon expects global markets, particularly higher-growth markets in China and Eastern Europe, to continue to provide healthy sales and operating profit growth prospects.  However, conditions are expected to remain challenging in the North American coatings and construction markets consistent with difficulties in the U.S. housing market.  Volume growth and profitability is anticipated to continue across all of Aqualon’s businesses as availability and utilization of expanded capacity increases into 2008.  Pricing increases, many of which have been implemented heading into 2008 are expected to offset the rising cost environment with respect to raw materials.  Additional capacity for HEC is planned in connection with the construction of a new facility in Nanjing, China.  This facility is expected to be operational in the fourth quarter of 2009.  In addition, new product development in connection with Aqualon’s adjacency strategy is anticipated to provide an increasing proportion of sales growth in future periods.  The proportion of sales of products less than five years old increased to 22% in 2007 as compared to 18% in 2006.  There have been several recent new product introductions including Aquaflow®, fast-hydrating guar for the energy sector, the N-Hance® product line for personal care and Culminal® products for tile cement.

2006 compared to 2005
	Net Sales Percentage Increase (Decrease) from 2005 Due To:
	Volume	Product Mix	Price	Rates of Exchange	Total
Coatings & Construction	26%	(5)%	(3)%	—	18%
Regulated	15%	7%	7%	—	29%
Energy & Specialties	13%	(6)%	2%	—	9%
	24%	(7)%	1%	—	18%

Aqualon’s sales increased during 2006 primarily as a result of the acquisition of the guar and guar derivatives business from Benchmark and the consolidation of Hercules Tianpu.  Despite the overall unfavorable impact on product mix, Aqualon experienced increased sales in all of its business lines.

Coatings and Construction Sales

Coatings and Construction sales were strong in most regions, including Europe, which recovered from the general decline experienced during 2005.  Sales of Coatings products into the Middle East and the Asia Pacific region were especially strong during 2006 while North American growth was lower.  Sales of Construction products were also strong in Eastern European and other higher-growth markets.  Pricing for Coatings products was up slightly during 2006, while pricing for Construction products was lower as a result of pricing challenges in the MC construction products markets.

Regulated Industries Sales

Regulated industry sales increased during 2006 as compared to 2005 reflecting an improved mix attributable to a greater concentration of higher-priced products sold into the food and pharmaceutical markets.  Price increases were achieved in food and pharmaceutical products, whereas personal care was lower.  Volume increased in many end-markets and regions, including China, reflecting higher pharmaceutical and personal care product sales.

Energy and Specialties Sales

Energy and Specialties sales increased during 2006 as compared to 2005 primarily due to the acquisition of the guar and guar derivatives business which accounted for over half of the total sales increase.  Demand in the natural gas and oil services sector was also strong and price increases were achieved in oilfield and many specialty product families.

Aqualon 2006 Profitability
Analysis of Changes in Profitability
2005 Profit from operations		$155.5
Changes due to:
Volume	70.4
Product mix	(35.2)
Price	9.9
Raw material, transportation and energy costs	(14.2)
All other manufacturing costs	7.1
Asset dispositions	3.3
ROE	—
SG&A and other expenses	(9.0)
Restructuring, severance and other exit costs and accelerated depreciation and other charges	(0.4)
Net change		31.9
2006 Profit from operations		$187.4

Profit from operations for Aqualon increased 21% during 2006 as compared to 2005.  The increase was primarily attributable to the higher volume and prices and the associated contribution margin partially offset by higher raw material and energy costs.  Raw material and energy costs increased reflecting the increase in costs during the latter half of 2005 that continued into 2006.  Specifically, raw materials including ethylene oxide, guar splits, methyl chloride, propylene oxide, caustic, gum rosin and limonene all experienced significant increases from the prior year.  Lower transportation costs more than offset higher energy costs, the majority of which was related to Europe as a result of the expiration of a long-term fixed price utility contract.  Pricing increases captured approximately 70% of these costs.  However, downward pricing pressure continued in the MC construction product lines throughout most of 2006.

SG&A costs were higher compared to the prior year, primarily reflecting increased sales and marketing, business management, incentive compensation and technology costs incurred to support growth initiatives as well as the impact of the consolidation of Hercules Tianpu.  These costs were partially offset by net realized gains of $3.2 million primarily attributable to the sale of excess land at the Parlin, New Jersey and Alizay, France facilities as compared to a net loss on asset dispositions of $0.1 million during 2005.

Aqualon incurred $3.7 million of restructuring charges, including severance, during 2006 that were attributable to headcount reductions designed to delayer the management and sales and marketing organizations consistent with the segment realignment.  In addition, contract termination costs of $0.4 million were incurred in connection with restructuring global distribution networks.  These compared to similar restructuring-related charges of $3.7 million during 2005.

FiberVisions

Effective April 1, 2006, the Company recognizes its proportionate equity interest in the earnings of FiberVisions within the caption Equity (loss) income of affiliated companies, net of tax.  During 2007 and 2006, the Company recognized $1.5 million and $3.4 million of losses attributable to FiberVisions, respectively.  FiberVisions’ results of operations for the three months ended March 31, 2006 are included in the Company’s consolidated results of operations.  During that period, FiberVisions had sales of $69.2 million and Profit from operations of $0.5 million.  During 2005, FiberVisions’ sales and loss from operations were $282.7 million and $64.9 million, respectively, which reflect a full year of majority ownership.

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

The following table reflects the components of those unallocated Corporate items.

	2007	2006	2005
Severance, restructuring and other exit costs	$19.6	$6.5	$7.5
Asset charges (impairments and accelerated depreciation/amortization)	14.2	5.2	0.5
Legal settlements	—	(3.1)	0.1
Gains on asset dispositions	(4.7)	—	(0.3)
Dismantlement costs	3.1	1.5	—
Unallocated corporate costs	12.8	7.9	—
Other miscellaneous charges, net	3.4	2.1	3.9
Total Corporate items	$48.4	$20.1	$11.7

Severance, restructuring and other exit costs incurred during 2007 primarily reflect amounts attributable to the Business Infrastructure Project which encompasses outsourcing and offshoring service arrangements for various functions.  As these functions are transferred to external service providers, the Company is incurring severance costs for employees required to provide services during the transition periods as well as related exit costs and other implementation charges.  Ancillary to the Business Infrastructure Project is the IT upgrade, which has resulted in $13.7 million of accelerated amortization of capitalized software development costs during the transition period.  The accelerated amortization charges and restructuring costs are expected to continue into 2008 and 2009, respectively.  Corporate items also includes unallocated corporate costs, costs associated with the dismantlement of inactive portions of certain manufacturing facilities and miscellaneous other operating expenses including costs to prepare certain properties for disposition.  These items were partially offset by net gains on the disposition of assets including $4.6 million attributable to the sale of the Company’s former facilities at Pendlebury, U.K. and Barneveld, The Netherlands, in connection with the manufacturing rationalization and Research and Development consolidation restructuring programs, respectively.

Severance, restructuring and other exit costs for 2006 reflect charges related to the Research and Development consolidation and Business Infrastructure Project and include severance charges attributable to the termination of approximately 220 employees.  Also included are relocation fees, restructuring and other exit costs associated with these programs.  Total asset charges of $5.2 million include accelerated depreciation on certain assets at the Wilmington, Delaware Research Center and accelerated depreciation and impairment of certain capitalized software costs in connection with the planned IT upgrade.  Legal settlements in 2006 primarily reflect a favorable judgment in the Company’s price fixing suit against certain raw materials suppliers.  Dismantlement costs are primarily attributable to the revitalization project at the Wilmington Research facility.  As a result of the FiberVisions transaction, Corporate items include $7.9 million of general administrative costs that would have otherwise been allocated to the FiberVisions reporting segment.

Severance, restructuring and other exit costs for 2005 reflect charges related to the Corporate Realignment and Research and Development consolidation restructuring programs and include severance charges attributable to the termination of 50 employees.  Also included are relocation costs attributable to the European headquarters in Schaffhausen, Switzerland and accelerated depreciation charges related to the Wilmington research facility.  Corporate items for 2005 also include professional fees incurred to resolve certain legacy business matters, miscellaneous legal settlements and gains on asset dispositions, among a number of other miscellaneous items.

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities	2007	2006
Net income, depreciation, amortization and all other non-cash charges and credits	$312.6	$194.3
Changes in working capital, net	(19.1)	(13.4)
All other sources and uses of cash	6.4	(8.0)
Net cash provided by operating activities	$299.9	$172.9

Net cash provided by operating activities increased $127.0 million during 2007 as compared to 2006.  The change primarily reflects the net impact during 2007 of the receipt of approximately $222 million of income tax refunds associated with the settlement of issues with the IRS for the years 1993 through 2003 partially offset by the payment of a $124.5 million judgment in connection with the Vertac litigation and a payment of approximately $13 million in connection with the settlement of the ABL matter.

Aside from the aforementioned significant cash flow events there were a number of additional discrete cash flow changes that impacted the variance between periods.  The most significant among these is an increase of $35.6 million attributable to amounts received from the asbestos settlement trusts in excess of settlement payments.  This change includes the receipt of $41.3 million related to the liquidation of one of the settlement trusts during 2007.  Payments for severance and termination benefits were $7.2 million lower during 2007 compared to the prior year due to payments to a larger group of employees impacted by actions that were initiated during 2005 and early in

 2006.  While there are currently a number of employees impacted by ongoing restructuring programs including the Business Infrastructure Project, the timing of payments of severance and termination benefits are dispersed over a greater number of periods based on the longer transition periods unique to this program.  Payments for defense costs primarily associated with PTV’s patent defense litigation were lower by $3.6 million during 2007 primarily as a result of the completion and settlement of that action during the fourth quarter of 2006.  Settlements of asset retirement obligations and environmental contingencies decreased by $7.7 million during 2007 primarily due to the timing of various remediation and work plans.  These decreases in cash disbursements were partially offset by company contributions to its defined benefit pension plans that were $46.8 million higher than 2006.  Increased working capital usage over 2006 levels primarily reflects higher accounts receivable and inventories attributable to growth in the business.

Investing Activities	2007	2006
Capital expenditures	$118.3	$93.6
Acquisitions and investments, net	16.5	29.4
Proceeds from asset and investment dispositions and all other sources, net	(17.1)	(28.9)
Net cash used in investing activities	$117.7	$94.1

Net cash used in investing activities increased $23.6 million during 2007 as compared to 2006.  Capital expenditures increased by $24.7 million primarily as a result of Aqualon’s capacity expansion projects at both its MC and CMC manufacturing facilities in China as well as PTV’s synthetic lubricants expansion at its Louisiana, Missouri manufacturing facility.  During 2007, the Company made cash payments of $10.6 million and $5.0 million in connection with the acquisition of the Dexter specialty surfactants business and the formation of the H2H technology venture, respectively. In addition, a $1.4 million earn-out payment was made to Benchmark Performance Group, Inc. (“BPG”) during 2007 based on the 2006 performance of the guar and guar derivatives business that was acquired by the Company from BPG at the beginning of 2006 (the “Benchmark Acquisition”).  This payment was partially offset by a $0.5 million payment received from BPG in connection with the Company’s $2.5 million loan to BPG during 2006 as well.  Acquisitions and investments during 2006 reflect the Benchmark Acquisition, a capital contribution made in connection with the formation of the Hercules Tianpu joint venture and the acquisition of the remaining 40% ownership interest in Shanghai Hercules.

Investing outflows during 2007 were partially offset by $14.1 million attributable to the receipt of proceeds, net of transaction costs, from the disposition of various properties including the Company’s facilities in Pendlebury, U.K., Barneveld and Rijswijk, The Netherlands and certain real estate holdings in California and New Jersey as well as other miscellaneous retired fixed assets.  In addition, total proceeds for 2007 includes $4.2 million, net of transaction costs, attributable to the disposition of the Company’s minority interest investment in Abieta.

In connection with the sale of the Company’s 51% interest in FiberVisions during 2006, the Company received $27.0 million in proceeds, less transaction costs.  During 2007, the Company completed its final requirement to provide an additional $1.2 million contribution to FiberVisions based on its performance through the first quarter of 2007.

Financing Activities	2007	2006
Long-term debt payments	$(216.8)	$(142.5)
Long-term debt proceeds and changes in short-term debt	13.2	27.8
Long-term debt issued by FiberVisions, net of issuance costs	—	83.7
Repurchases of common stock and dividends paid	(51.8)	—
Proceeds from the exercise of stock options and all other sources, net	7.8	42.6
Net cash (used in) provided by financing activities	$(247.6)	$11.6

During 2007, the Company made principal payments of:  $114.0 million on its Term B loan due 2010, $84.1 million in connection with bond holders’ exercise of a put option with respect to the 6.6% notes due 2027, retired its 11.125% senior notes due 2007 with a final payment of $16.1 million at maturity and $2.6 million on long-term borrowings in China.  Debt principal payments during 2006 include $113.9 million attributable to a tender offer and other repurchases of the Company’s 11.125% senior notes due 2007, $18.0 million on its Term B loan, $6.8 million for FiberVisions’ variable rate term loans and $3.8 million for the Company’s 6.5% junior subordinated deferrable debentures due 2029 (“6.5% debentures”) in connection with the open market purchase of 5,000 CRESTSSM units, which consists of 6.5% debentures and warrants to purchase the Company’s common stock.

A total of $21.3 million and $22.0 million of short and long-term debt was issued during 2007 and 2006, respectively, reflecting local borrowings, primarily in China, to finance the construction and expansion projects in that region.  The more significant of these borrowings relate specifically to Hercules Tianpu.  Hercules provides a guarantee for 55% of the total renminbi and U.S. Dollar-equivalent borrowings under this credit facility.  In addition, net short-term borrowings of $9.4 million were received by Hercules’ subsidiaries under existing credit facilities primarily in Europe and Asia.  Prior to the disposition transaction in 2006, FiberVisions issued $90.0 million of debt, net of $6.3 million of issuance costs.  The FiberVisions debt is non-recourse to Hercules.

During 2007, the Company repurchased 2.8 million common shares in connection with its authorized share repurchase program for a total of $54.3 million.  Of this total, $46.1 million settled in 2007 and the remaining $8.2 million settled in cash in January 2008.  Also during 2007, the Company reinstituted its common stock dividend and paid $5.7 million in connection with the July 23, 2007 dividend declaration of $0.05 per share.

Proceeds received from the exercise of stock options during 2007 were $6.5 million as compared to $37.0 million during 2006.  The decrease is attributable to significant stock price appreciation during 2006 whereas the price range of the stock was relatively stable during 2007.  In addition, cash provided by financing activities included $1.8 million and $6.2 million for 2007 and 2006, respectively, attributable to the income tax benefit to be realized by the Company for stock-based compensation as required by SFAS 123R.  Identical amounts are included as an outflow in cash from operations.

Sources of Liquidity

The Company projects that cash flow from operations and other available financial resources discussed below will be sufficient to meet its investing and financing requirements and enable the Company to comply with the covenants and other terms of the Senior Credit Facility and the indentures governing the senior notes.

As of December 31, 2007, the Company had a $550 million Senior Credit Facility with a syndicate of banks.  Under the Senior Credit Facility, the Company has a $150 million revolving credit agreement, which permits certain additional borrowings.  As of December 31, 2007, $102.1 million of the $150.0 million Revolving Facility was available for use as the Company had $47.9 million of outstanding letters of credit associated with the Revolving Facility.  In addition, the Company had $35.1 million of foreign lines of credit available of which $31.0 million was unused and available.  The total amount of $4.1 million outstanding under these facilities is attributable to operations in the Asia Pacific region.

During 2007, the Company amended its Senior Credit Facility Agreement (the “Agreement”) to: (i) remove a $75 million limitation on asset sales; (ii) increase the annual limitation on capital expenditures from $100 million to $150 million; (iii) increase the limitation on additional indebtedness from $50 million to $150 million; and (iv) provide the Company the ability to pay dividends and/or execute stock repurchases for up to $100 million per calendar year subject to the satisfaction of certain financial leverage requirements as defined in the Agreement.  The amendment was designed to align the parameters of the Agreement with the Company’s current financial profile and projected business and financing plans.

In connection with the comprehensive settlement of tax years 1993 through 2003, the Company anticipated the receipt of federal and state income tax refunds and interest of approximately $245 million in total.  During 2007, the Company received approximately $225 million of the aforementioned total.  The remainder is expected to be received during the first half of 2008.

With respect to its asbestos litigation obligations, the Company has total dedicated assets of $28.1 million available as of December 31, 2007 to fund asbestos-related settlements and defense costs.  These assets include receivables from insurers as well as restricted cash held in trust and cash to be paid to the trust (see Note 12 to the Consolidated Financial Statements).  In January and February 2008, virtually all of the monies to be paid to the Company and to the trust were paid.  As detailed further in the discussion of Commitments and Contractual Obligations that follows, these funding sources are expected to be exhausted during 2008.  Upon occurrence of this event the Company will be required to fund its asbestos obligations from its cash from operations and other available financial resources.

The Company maintains ownership over a number of properties, including land and buildings, associated with businesses that have been exited, divested or otherwise curtailed.  In addition, during the normal course of business, assets associated with current operations, including such items as surplus land and excess or fully depreciated equipment and buildings among others, become available for disposition.  In order to maximize their value, the Company is actively engaged in an ongoing process of identifying alternative utilization strategies including leasing and outright sales of the underlying assets and properties.  When specific actions progress to the point that “plan of sale” criteria have been met, impairments, to the extent they exist, are recognized and the underlying properties are reclassified as assets held for sale.  Assets held for sale are included in the caption “Other current assets” on the Consolidated Balance Sheets.  The carrying value of total assets held for sale was $7.7 million as of December 31, 2007, primarily reflecting the Company’s former research facility in Jacksonville, Florida.  This property is currently being marketed and is expected to be disposed within the next twelve months for a net sales price in excess of its carrying value.

There are generally no material restrictions on the remittance of funds generated by the Company's operations outside the United States except in certain regions of Asia Pacific and Latin America.

Financial Condition

Total debt as of December 31, 2007 was $796.0 million, which decreased $199.5 million from $995.5 million as of December 31, 2006, primarily as a result of the debt payments and repurchases discussed above.  Cash balances decreased to $116.5 million at December 31, 2007 from $171.8 million at December 31, 2006.

During 2007, the Company’s net working capital balances increased by $36.9 million reflecting continued growth in both segments as well as higher ROE.  Of the total net increase, $40.2 million was attributable to accounts receivable primarily reflecting growth in higher-growth markets and $13.4 million related to higher inventories necessary to support the business expansion.  These were partially offset by an increase in accounts payable of $16.7 million consistent with the business growth as well as continuing efforts to reduce total cash cycle time.  As of December 31, 2007, the Company’s cash cycle time increased by a total of 3 days from year-end 2006 levels. Days sales outstanding (“DSO”) increased by one day to 61 days largely as a result of expanded growth in certain higher-growth markets which generally encompass longer customer payment terms.  Days sales in inventory (“DSI”) increased by two days to 59 days reflecting changes in inventory mix consistent with the increase in production capacity primarily attributable to Aqualon partially offset by improved metrics for PTV.  Days payable outstanding (“DPO”) remained constant at 53 days.  Despite challenging conditions, the Company expects to improve its cash cycle time (DSO plus DSI less DPO) during 2008 as efforts continue with respect to working capital initiatives.

Commitments and Contractual Obligations

Capital Expenditures and Other Investing Commitments

Capital expenditures are projected to total approximately $125 million during 2008.  Of the total, approximately 27% will be attributable to PTV, 61% for Aqualon and 12% for Corporate purposes.  Significant project commitments for 2008 include the development of a multi-purpose facility in the Asia Pacific region for PTV, MC capacity expansions at the Doel, Belgium facility and Hercules Tianpu’s facilities in China, the construction of an HEC facility in Nanjing, China as well as continued progress on the technical and functional upgrades of the Company’s information technology platform.  In summary, approximately $75 million of the projected total is attributable to expansion and productivity projects while the remaining $50 million is allocated to maintenance capital projects.

As a result of the Dexter transaction in 2007, the Company is committed to pay up to $2.0 million within one year of the acquisition date contingent upon the continuity of sales revenues at certain predetermined levels.  Also, the H2H joint venture arrangement provides an opportunity for the minority shareholder, Heartland, to require Hercules to purchase all or some proportion of its ownership interest at fair value for up to $15.0 million beginning in July 2011.  In addition and also beginning in July 2011, Heartland may purchase an additional 2% ownership interest at fair value from Hercules provided certain financial performance metrics are below levels defined in the agreements.  In connection with the Benchmark Acquisition, Aqualon is required to make an earn-out payment of $2.0 million during 2008 based on Benchmark’s 2007 performance.  A similar commitment is in place through 2011 for approximately $1 million to $2 million annually contingent upon the achievement of certain performance metrics.

Pension Plan Funding

In June 2007, the Finance Committee of the Board of Directors approved a change in the pension asset investment strategy for the Company’s U.S. qualified plan.  Accordingly, the Company implemented a liability-driven investing strategy that is designed to generally align the characteristics of the plan’s assets to those of the underlying benefit obligations with the objective of mitigating the impact of interest rate and asset value volatility.  Under this strategy, approximately 80% of the plan’s assets have been invested in interest rate-sensitive debt instruments.  This investment strategy is expected to reduce ongoing funding requirements for a fully-funded plan to a level that approximates that plan’s annual service cost.  A similar strategy was implemented for the Company’s U.K. pension plan during the first quarter of 2007.  The strategy for the U.S. qualified plan has been effectuated through a shift to a fixed-income portfolio with a duration to approximate that of the benefit obligations while reducing the plan’s exposure to equity and other investment securities to 20% of total assets.

This strategy is expected to substantially reduce volatility of earnings and cash flow and mitigate the risk of plan under funding due to asset or interest rate changes.  Conversely, this strategy limits the ability for the plans to become over funded and will not compensate for actuarial changes including mortality and future compensation changes as well as the incidence of lump-sum payments.  There can be no assurance that the Company’s plans will achieve and/or maintain the current funded status.

During 2008, the Company expects to provide voluntary funding of approximately $22 million for the U.S. qualified plan and approximately $8 million on a combined basis for all other international plans.

Funding for Litigation, Environmental and Asset Retirement Obligations

As of December 31, 2007, the Company has recorded $78.3 million for environmental and other asset retirement matters involving current and former operating sites, including those with identified asset retirement obligations as well as other locations where the Company may have a known liability (see Note 11 to the Consolidated Financial Statements).  The annual costs required for remediation and similar asset retirement activities are generally funded from operations as well as proceeds from the disposition of assets.  While such obligations are defined by legal, statutory or contractual provisions, the Company has a certain degree of discretion with respect to the timing and magnitude of cash expenditures within a given range of periods.  However, unfavorable developments regarding legal, regulatory or operating matters with respect to any existing sites as well as unknown exposures could have a material adverse effect on cash requirements for any annual, quarterly or other period.  In addition, the Company’s future commitment to certain actions, including modifications to its existing facilities or preparing sites for sale involving demolition and other related activities among others, could trigger the recognition of additional obligations.

The Company anticipates funding approximately $18 million towards these obligations during 2008, excluding amounts for the Vertac matter.  The most significant of the total projected payments are attributable to the Company’s operating facility and related property in Parlin, New Jersey.  Obligations at this site include those attributable to existing Aqualon Natrosol® manufacturing operations as well as demolition and environmental remediation activities attributable to that portion of the facility that previously housed the Company’s former nitrocellulose manufacturing operations.  With regard to this portion of the site, the Company is proceeding with plans to dispose of 400 acres in connection with a brownfield redevelopment project.  With respect to the Vertac matter, the Company continues the process of reviewing the claim for reimbursement for response costs received from the United States (see Note 12 to the Consolidated Financial Statements).  At this time, the Company is unable to estimate the specific amount or timing of the final settlement payment with respect to this matter.  As of December 31, 2007, the Company has accrued $20.0 million representing its share of the United States’ claim plus cumulative interest.

Asbestos-Related Litigation

During 2008, the Company anticipates the total cash requirements for asbestos-related litigation matters to be approximately $38 million. Of the total, approximately $28 million is projected for settlements and $10 million is projected for defense costs.  It is currently anticipated that all of the funds remaining in the trust will be distributed to the Company during 2008, thereby terminating the trust.  As a result, from and after the time that the trust is terminated, the Company will be required to fully fund its asbestos settlements and related defense costs and legal fees from its cash from operations and other available financial resources until such time, if any, that the reimbursement obligations pursuant to the Future Coverage Agreement are triggered based on cumulative asbestos products litigation-related expenditures.  Depending upon the magnitude of future settlement and defense costs, substantial reimbursement pursuant to such agreement is not anticipated for at least several years, and once such reimbursement begins, it is anticipated that the levels of reimbursement will vary considerably over time.  See Note 12 to the Consolidated Financial Statements.

Debt Retirement

In December 2007, the Board of Directors authorized the Company, from time to time, subject to market conditions and provisions of the Company's credit agreements and indentures, to repurchase up to $50 million of its outstanding indebtedness.  Scheduled debt maturities during 2008 are $33.7 million.

Stock Repurchase Program and Common Stock Dividend

During 2007, the Board of Directors of the Company authorized the repurchase of common stock and payments of cash dividends for a combined amount of up to $200 million during a two year period that will end in July of 2009.  Stock repurchases under this authorization may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The declaration of future cash dividends will be subject to determination by the Board of Directors after its review of the Company's performance, applicable debt covenants and other commitments.  Through February 27, 2008, the Company has acquired a total of 3.5 million shares for $66.6 million and has paid quarterly cash dividends for a total of $11.4 million. Accordingly, a total of $122.0 million remains available for additional share repurchases and cash dividends through the term of the authorization. At this time, the Company anticipates a total of $75 million in stock repurchases for 2008 and the continuation of a quarterly cash dividend for the remainder of 2008.

Contractual Obligations

         The Company's contractual obligations as of December 31, 2007 are summarized as follows:

	Payments Due by Period (1)
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Debt obligations	$796.0	$33.7	$275.3	$6.1	$480.9
Operating lease obligations	100.0	21.2	44.1	23.9	10.8
Purchase obligations (2)	4,242.6	739.7	1,634.6	1,868.3	—
Other liabilities reflected on the registrant's balance sheet under GAAP (3)	630.2	106.4	129.3	121.0	273.5
Total contractual cash obligations	$5,768.8	$901.0	$2,083.3	$2,019.3	$765.2

(1)
Does not include the anticipated future interest payments to be made under the Company's current debt agreements; however, based upon current indebtedness and interest rates at December 31, 2007, such interest obligations are estimated to be approximately $57.7 million in 2008, $56.4 million in 2009, $54.4 million in 2010, $36.5 million in 2011, $36.3 million in 2012 and $599.5 million thereafter.  A one percent increase or decrease in the LIBOR rate would have an impact of approximately plus or minus $3.0 million on the Company’s interest payments in years 2008 through 2010.

(2)	Obligations relate primarily to raw material requirements and service contracts.

(3)
Includes amounts pertaining to asbestos-related matters, asset retirement obligations, long-term unrecognized tax benefits (“UTBs”), postemployment and postretirement obligations and workers compensation claims.  Due to the dynamic nature of asbestos litigation, it is impractical to determine the anticipated payments in any given year.  Therefore, the non-current asbestos-related liability of $227.0 million has been reflected in the “More than 5 years” column.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with the Company’s UTBs, the entire amount as provided in Note 8 to the Consolidated Financial Statements is included in the “More than 5 years” column.

Indemnifications

Reference is made to Note 12 to the Consolidated Financial Statements for a thorough discussion of indemnifications.

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

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fluctuations in interest and foreign currency exchange rates affect the Company's financial position, results of operations and cash flows.  The Company has used several strategies to actively hedge interest rate and foreign currency exposure and minimize the effect of such fluctuations on reported earnings and cash flows (see "Foreign Currency Translation" and "Derivative Instruments and Hedging" in the Summary of Significant Accounting Policies and Note 24 to the Consolidated Financial Statements).  Sensitivity of the Company's financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, are described below.  The market values for foreign exchange and interest rate risk are calculated by the Company utilizing a third-party software package that employs standard pricing models to determine the present value of the instruments based on the market conditions as of the valuation date.

Foreign Exchange Rate Risk

Our financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net asset position of $0.3 million and a net liability position of $0.1 million at December 31, 2007 and 2006, respectively.  The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant.  A 10% strengthening of the U.S. dollar versus other currencies at December 31, 2007 would result in a decrease of $2.6 million and a negligible change for the year ended 2006 in the net position, while a 10% weakening of the dollar versus all currencies would result in a $1.8 million and a $0.5 million increase, respectively, in the net position.

The Company also utilizes cross currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations.  At December 31, 2007, the net market value of the swaps was a liability of $112.1 million.  A 10% strengthening of the Euro versus the U.S. dollar at December 31, 2007 would result in a $61.2 million increase in the liability, while a 10% weakening of the Euro versus the U.S. dollar would result in a $61.2 million decrease in the liability.

Interest Rate Risk

The Company's derivative and other financial instruments subject to interest rate risk consist substantially of debt instruments (see Note 24 to the Consolidated Financial Statements).  At December 31, 2007 and 2006, the net market value of these combined instruments was a liability of $713.8 million and $964.2 million, respectively.  The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant.  A 100-basis point increase in interest rates at December 31, 2007 and 2006 would result in a $57.9 million and a $60.5 million decrease, respectively, in the net market value of the liability.  A 100-basis point decrease in interest rates at December 31, 2007 and 2006 would result in a $49.6 million and a $62.7 million increase, respectively, in the net market value of the liability.

Commodity Price Risk

The Company did not transact any hedging activities with respect to commodities or any related raw material requirements for the year ended December 31, 2007.

Equity Price Risk

The Company’s financial instruments subject to equity price risk consist of the warrants component of the CRESTSSM units issued in 1999 and the Company’s 8% convertible debentures due 2010 (see Note 7 to the Consolidated Financial Statements).  Actions taken by the holders of these financial instruments could result in the issuance of additional shares of common stock and thereby increase stockholders’ equity.  The conversion prices are $42.70 per share and $14.90 per share for the CRESTSSM units and convertible debentures, respectively.

Derivative Financial Instruments

Foreign exchange forward and option contracts have been used to hedge the Company's firm and anticipated foreign currency cash flows.  Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis.  With respect to commodity hedging, the Company has, in the past, utilized derivative instruments including forward contracts.

Other than cross currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations, the Company has not designated any derivative as a hedge instrument under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and, accordingly, changes in the fair value of derivatives are recorded each period in earnings.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item are provided herein, beginning on page 45 of this report.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A.         CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 as of December 31, 2007.  Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the Company's fourth fiscal quarter, that have materially affected, or are reasonably likely to materially affect the registrant's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting is on page 46 of this Form 10-K.

The certifications of the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.  Additionally, as required by Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, the Company’s President and Chief Executive Officer filed a certification with the NYSE on May 8, 2007 reporting that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards.

ITEM 9B.         OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

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
Name	Age	Current Position
Craig A. Rogerson	51	President, Chief Executive Officer and Director
Fred G. Aanonsen	60	Vice President and Controller
Edward V. Carrington	65	Vice President, Human Resources
Richard G. Dahlen	68	Chief Legal Officer
Israel J. Floyd	61	Corporate Secretary and General Counsel
Vincenzo M. Romano	54	Vice President, Taxes
Stuart C. Shears	57	Vice President and Treasurer
Allen A. Spizzo	50	Vice President and Chief Financial Officer

Craig A. Rogerson joined Hercules in 1979 and has held his current position since December 2003.  He previously served as Vice President and General Manager, FiberVisions and Pinova from April 2002 to December 2003.  He served as Vice President and General Manager of BetzDearborn from August 2000 until April 2002, and Vice President of Business Operations for BetzDearborn Division from May through August 2000.

Fred G. Aanonsen joined Hercules in July 2001.  Prior to joining Hercules, he spent 25 years at Union Carbide Corporation, where most recently he had been the Director of Accounting and Financial Processing from 1998 until 2001 and Business Director for the Finance SAP Design and Implementation Team from 1995 to 1998.  Mr. Aanonsen is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants and Financial Executives International.

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

The Company has established a Code of Ethics for Senior Financial Executives, which is attached to this Form 10-K as an exhibit.  This is in addition to a Directors’ Code of Business Conduct and Ethics, Business Practices Policy and Corporate Governance Guidelines which are included in the Company’s corporate governance section of its website at www.herc.com.  The Company will promptly post any future amendments to such documents on its website.

 ITEM 11.            EXECUTIVE COMPENSATION

Information regarding compensation of Hercules' directors and executive officers will be included in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding beneficial ownership of Hercules common stock by certain beneficial owners and by directors and executive officers of Hercules will be included in the Company's Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 concerning the number of shares of common stock to be issued upon the exercise of outstanding options, warrants and rights issued under all of the Company's existing equity compensation plans, including the Hercules Incorporated Long-Term Incentive Compensation Plan, the Hercules Incorporated Non-Employee Director Stock Accumulation Plan, and the Hercules Incorporated Omnibus Equity Compensation Plan for Non-employee Directors.  All of the Company's equity compensation plans have been approved by the Company's shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,133,074	(1) (2)	$ 23.08	8,954,274

Equity compensation plans not approved by security holders	—		—	—
Total	4,133,074		$ 23.08	8,954,274

(1) Includes 1,576,950 options with exercise prices in excess of the weighted average price of $23.08.
(2) Includes options to purchase 854,797 shares that were not vested at December 31, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       Documents filed as part of this Report:

1.                   Consolidated Financial Statements

2.      Financial Statement Schedules:

        All financial statement schedules have been omitted because they are not applicable, not required or the information required is either presented in the Notes to the Consolidated Financial Statements or has not changed materially from that previously reported.

          3.      Exhibits:

A complete listing of exhibits submitted with this Form 10-K as well as those incorporated by reference to other filings is included in the Exhibit Index that follows on page 41.

EXHIBIT INDEX

Number	Description	Incorporated by Reference to
3.1	Restated Certificate of Incorporation of Hercules, as revised and amended July 6, 1988	Exhibit 3-A, Annual Report on Form 10-K filed March 26, 1993
3.1.1	Certificate of Amendment filed October 24, 1995, to the Restated Certificate of Incorporation of Hercules	Exhibit 4.1a, Registration Statement on Form S-3, filed September 15, 1998
3.1.2*	Certificate of Amendment, filed June 25, 2007, to the Restated Certificate of Incorporation of Hercules
3.2	By-Laws of Hercules, as amended and restated on June 21, 2007	Exhibit 3.1, Current Report on Form 8-K, filed June 26, 2007
4.1	Warrant Agreement, dated July 27, 1999, between Hercules and The Chase Manhattan Bank, as warrant agent	Exhibit 4.4, Current Report on Form 8-K, dated July 27, 1999
4.2	Form of Series A Junior Subordinated Deferrable Interest Debentures	Exhibit 4.5, Current Report on Form 8-K, dated July 27, 1999
4.3	Form of CRESTSSM Unit	Exhibit 4.7, Current Report on Form 8-K, dated July 27, 1999
4.4	Form of Warrant	Exhibit 4.8, Current Report on Form 8-K, dated July 27, 1999
4.5	Rights Agreement, dated as of August 24, 2000, between Hercules Incorporated and Chase Mellon Shareholder Services, L.L.C.	Exhibit 4.1 to Hercules Registration of Certain Classes of Securities on Form 8-A filed August 10, 2000
4.5.1	Amendment No. 1 to the Hercules Incorporated Rights Agreement, dated as of June 5, 2003	Exhibit 4.2, Registration Statement on Form 8-A, filed June 5, 2003
4.5.2	Amendment No. 2 to the Hercules Incorporated Rights Agreement, dated as of August 21, 2003	Exhibit 4.1, Current Report on Form 8-K, filed September 22, 2003
4.6	Indenture, dated as of April 8, 2004, between Hercules Incorporated and each of the Guarantors party thereto and Wells Fargo Bank, National Association	Exhibit 4.1, Quarterly Report on Form 10-Q filed May 10, 2004
10.1	Hercules Executive Survivor Benefit Plan	Exhibit 10-D, Annual Report on Form 10-K, filed March 27, 1981
10.2	Hercules 1993 Non-Employee Director Stock Accumulation and Deferred Compensation Plan	Exhibit 4.1, Registration Statement on Form S-8, filed July 16, 1993
10.2.1	Amendment 2002-1 to Non-Employee Director Stock Accumulation Plan	Exhibit II, Proxy Statement, dated May 15, 2002
10.3	Hercules Employee Pension Restoration Plan	Exhibit 10-L, Annual Report on Form 10-K, filed March 26, 1993
10.4	Hercules Amended and Restated Long Term Incentive Compensation Plan	Exhibit 10-K, Annual Report on Form 10-K, filed March 29, 2000
10.4.1	Amendment 2002-1 to Amended and Restated Long Term Incentive Compensation Plan	Exhibit I, Proxy Statement, dated May 15, 2002
10.5	Form of Change-of-Control Employment Agreement between Hercules Incorporated and Craig A. Rogerson, dated August 24, 2000	Exhibit 10-19, Registration Statement S-4, filed August 9, 2001
10.5.1	First Amendment to the Employment Agreement between Hercules Incorporated and Craig A. Rogerson, dated August 24, 2000	Exhibit 10.31, Annual Report on Form 10-K, filed March 16, 2005
10.6	Form of Change-of-Control Employment Agreement between Hercules Incorporated and each of Richard G. Dahlen and Edward V. Carrington	Exhibit 10-25, Registration Statement S-4, filed August 9, 2001
10.7	Change-of-Control Employment Agreement, dated as of July 2, 2001, by and between Hercules Incorporated and Fred G. Aanonsen	Exhibit 10-28, Registration Statement on Form S-4, filed August 9, 2001
10.8	Hercules Incorporated Compensation Benefits Grantor Trust Agreement for Management Employees	Exhibit 10-Ee, Annual Report on Form 10-K/A, filed May 1, 2003

10.9	Hercules Incorporated Compensation Benefits Grantor Trust Agreement for Non-Employee Directors	Exhibit 10-Ff, Annual Report on Form 10-K/A, filed May 1, 2003
10.10	Amended and Restated Hercules Incorporated Management Incentive Compensation Plan, dated February 21, 2003	Exhibit 10-Gg Annual Report on Form 10-K/A, filed May 1, 2003
10.11	Hercules Deferred Compensation Plan, restated December 1995	Exhibit 10-B, Quarterly Report on Form 10-Q, filed May 15, 2003
10.12	Hercules Executive Survivor Benefit Plan II dated January 1, 1987 - benefit structure is only applicable to one executive officer	Exhibit 10-E, Quarterly Report on Form 10-Q, filed May 15, 2003
10.13	Omnibus Equity Compensation Plan for Non-Employee Directors	Appendix II, Proxy Statement dated June 20, 2003
10.14	Employment Agreement between Hercules Incorporated and Israel J. Floyd, dated August 24, 2000	Exhibit 10.27, Annual Report on Form 10-K, filed March 16, 2005
10.14.1	First Amendment to the Employment Agreement between Hercules Incorporated and Israel J. Floyd, dated August 24, 2000	Exhibit 10.28, Annual Report on Form 10-K, filed March 16, 2005
10.15	Employment Agreement between Hercules Incorporated and Allen A. Spizzo, dated August 24, 2000	Exhibit 10.29, Annual Report on Form 10-K, filed March 16, 2005
10.15.1	First Amendment to the Employment Agreement between Hercules Incorporated and Allen A. Spizzo, dated August 24, 2000	Exhibit 10.30, Annual Report on Form 10-K, filed March 16, 2005
10.16	Employment Offer Letter – Paul C. Raymond III, dated December 28, 2004	Exhibit 10.34, Annual Report on Form 10-K, filed March 16, 2005
10.17	Special Pension Agreement between Hercules Incorporated and William H. Joyce, approved August 21, 2003	Exhibit 10.35, Annual Report on Form 10-K, filed March 16, 2005
10.18	General Terms of Employment between Hercules Incorporated and Certain Executive Officers	Exhibit 10.36, Annual Report on Form 10-K, filed March 16, 2005
10.19	Employment Offer Letter – John E. Panichella, dated December 15, 2005	Exhibit 10.1, Current Report on Form 8-K/A, dated December 15, 2005
10.20
Amended and Restated Credit Agreement, dated as of April 8, 2004, between Hercules Incorporated and the Guarantors listed on Schedule A thereto and Credit Suisse First Boston LLC, Wachovia Capital Markets, LLC, Scotia Capital (USA) Inc. and Deutsche Bank Securities Inc.
Exhibit 10.1, Quarterly Report on Form 10-Q, filed May 10, 2004
10.20.1
First Amendment to Amended and Restated Credit Agreement dated as of August 12, 2004, among Hercules Incorporated and the Guarantors listed on Schedule A thereto and Credit Suisse First Boston LLC and Wachovia Bank, National Association
Exhibit 10.1, Quarterly Report on Form 10-Q, filed November 15, 2004
10.20.2
Second Amendment Amended and Restated Credit Agreement dated as of June 29, 2005, among Hercules Incorporated and the Guarantors listed on Schedule A thereto and Credit Suisse First Boston LLC and Wachovia Bank, National Association
Exhibit 10.1, Quarterly Report on Form 10-Q, filed August 1, 2007
10.20.3
Third Amendment Amended and Restated Credit Agreement dated as of March 2, 2006, among Hercules Incorporated and the Guarantors listed on Schedule A thereto and Credit Suisse First Boston LLC and Wachovia Bank, National Association
Exhibit 10.1, Current Report on Form 8-K, dated March 2, 2006
10.20.4
Fourth Amendment Amended and Restated Credit Agreement dated as of July 11, 2007, among Hercules Incorporated and the Guarantors listed on Schedule A thereto and Credit Suisse First Boston LLC and Wachovia Bank, National Association
Exhibit 10.2, Quarterly Report on Form 10-Q, filed August 1, 2007

10.21	Contribution Agreement between Hercules Incorporated, WSP, Inc., SPG/FV Investor LLC and Fibervisions Delaware Corporation dated January 31, 2006	Exhibit 10.33, Annual Report on Form 10-K, filed March 3, 2006
10.22	Agreement between Hercules Incorporated and Genpact International dated January 16, 2007	Exhibit 10.32, Annual Report on Form 10-K, filed February 28, 2007
10.23	Agreement between Hercules Incorporated and HCL America Inc. and HCL Technologies Limited dated January 16, 2007	Exhibit 10.33, Annual Report on Form 10-K, filed February 28, 2007
14.1*	Code of Ethics for Senior Financial Executives
14.2	Directors Code of Business Conduct and Ethics	Appendix VII, Proxy Statement dated June 20, 2003
21.1*	Principal Consolidated Subsidiaries as of December 31, 2006
23.1*	Consent of BDO Seidman, LLP
31.1*	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Vice President and Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Section 1350 Certification of President and Chief Executive Officer
32.2*	Section 1350 Certification of Vice President and Chief Financial Officer
*Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2008.

HERCULES INCORPORATED
By:	/s/ Craig A. Rogerson

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 28, 2008.

Principal Executive Officer and Director:
President and Chief Executive Officer	/s/ Craig A. Rogerson
Craig A. Rogerson
Principal Financial Officer:
Vice President and Chief Financial Officer	/s/ Allen A. Spizzo
Allen A. Spizzo
Principal Accounting Officer:
Vice President and Controller	/s/ Fred G. Aanonsen
Fred G. Aanonsen

Directors:
/s/ John K. Wulff	/s/ Burton M. Joyce
John K. Wulff, Chairman of the Board	Burton M. Joyce

/s/ Anna Cheng Catalano	/s/ Robert D. Kennedy
Anna Cheng Catalano	Robert D. Kennedy

/s/ Jeffrey M. Lipton
Allan H. Cohen	Jeffrey M. Lipton

/s/ Thomas P. Gerrity	/s/ Joe B. Wyatt
Thomas P. Gerrity	Joe B. Wyatt

/s/ John C. Hunter, III
John C. Hunter, III

HERCULES INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2007

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

Hercules’ management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2007, the Company's internal control over financial reporting was effective based on those criteria.

The effectiveness of Hercules’ internal control over financial reporting, as of December 31, 2007, has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which appears on page 48.

/s/ Craig A. Rogerson
President and Chief Executive Officer
February 28, 2008

/s/ Allen A. Spizzo
Vice President and Chief Financial Officer
February 28, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Hercules Incorporated
Wilmington, DE

We have audited the accompanying consolidated balance sheets of Hercules Incorporated as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hercules Incorporated at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 20 to the consolidated financial statements, Hercules Incorporated changed its method of accounting effective December 31, 2006 for defined benefit pension and other postretirement plans as a result of adopting SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.  As discussed in Note 8 to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hercules Incorporated's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
New York, New York
February 26, 2008

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Board of Directors and Shareholders
Hercules Incorporated
Wilmington, Delaware

We have audited Hercules Incorporated’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hercules Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Hercules Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hercules Incorporated as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 26, 2008 expressed an unqualified opinion.

/s/BDO Seidman, LLP
New York, New York
February 26, 2008

Hercules Incorporated
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in millions, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net sales	$2,136.2	$2,035.3	$2,055.0
Cost of sales	1,405.7	1,343.4	1,391.1
Selling, general and administrative expenses	376.9	372.2	382.5
Research and development	43.8	38.8	40.8
Intangible asset amortization (Note 6)	8.7	7.2	8.0
Impairment of FiberVisions goodwill (Note 2)	—	—	52.9
Other operating expense, net (Note 17)	36.9	25.1	39.4
Profit from operations	264.2	248.6	140.3
Interest and debt expense (Note 7)	68.6	71.2	89.4
Vertac response costs and litigation charges (Note 12)	20.3	108.5	15.0
Other expense, net (Notes 2 and 18)	24.0	65.7	71.3
Income (loss) before income taxes, minority interests and equity (loss) income	151.3	3.2	(35.4)
Benefit for income taxes (Note 8)	(20.3)	(192.2)	(3.8)
Income (loss) before minority interests and equity (loss) income	171.6	195.4	(31.6)
Minority interests in earnings of consolidated subsidiaries	(0.6)	(1.4)	(1.0)
Equity (loss) income of affiliated companies, net of tax	(0.1)	(3.2)	0.5
Net income (loss) from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	170.9	190.8	(32.1)
Net income (loss) from discontinued operations, net of tax (Note 19)	8.0	47.0	(6.5)
Net income (loss) before cumulative effect of changes in accounting principle	178.9	237.8	(38.6)
Cumulative effect of changes in accounting principle, net of tax (Note 20)	—	0.9	(2.5)
Net income (loss)	$178.9	$238.7	$(41.1)

Earnings (loss) per share (Note 22):
Basic earnings (loss) per share
Continuing operations	$1.50	$1.72	$(0.30)
Discontinued operations	0.07	0.42	(0.06)
Cumulative effect of changes in accounting principle	—	0.01	(0.02)
Net income (loss)	$1.57	$2.15	$(0.38)
Weighted average number of shares (millions)	114.3	110.8	108.7

Diluted earnings (loss) per share
Continuing operations	$1.49	$1.71	$(0.30)
Discontinued operations	0.07	0.42	(0.06)
Cumulative effect of changes in accounting principle	—	0.01	(0.02)
Net income (loss)	$1.56	$2.14	$(0.38)
Weighted average number of shares (millions)	115.1	111.3	108.7

Dividends declared per share	$0.10	—	—

Net income (loss)	$178.9	$238.7	$(41.1)
Foreign currency translation	80.8	54.6	(66.6)
Pension and postretirement benefit adjustments, net of tax	51.1	85.0	(44.3)
Revaluation of hedges, net of tax	(38.3)	(34.6)	—
Other, net of tax	—	(0.5)	(0.3)
Comprehensive income (loss)	$272.5	$343.2	$(152.3)

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Balance Sheets

(Dollars in millions)	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$116.5	$171.8
Accounts receivable, net (Note 4)	366.8	326.6
Inventories (Note 5)	224.0	210.6
Deferred income taxes (Note 8)	41.0	70.2
Current assets of discontinued operations (Note 19)	—	0.4
Income taxes receivable (Note 8)	20.2	170.8
Asbestos-related assets (Note 12)	4.0	—
Other current assets	41.8	34.1
Total current assets	814.3	984.5
Property, plant and equipment, net (Note 15)	660.0	600.4
Intangible assets, net (Note 6)	161.2	143.1
Goodwill (Note 6)	527.9	481.5
Deferred income taxes (Note 8)	370.8	374.6
Asbestos-related assets (Note 12)	24.1	87.5
Deferred charges and other assets (Note 15)	120.1	136.9
Total assets	$2,678.4	$2,808.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$222.0	$205.3
Asbestos-related liabilities (Note 12)	28.0	36.4
Current debt obligations (Note 7)	33.7	35.8
Vertac obligations (Note 12)	20.0	123.5
Accrued expenses (Note 15)	207.7	192.3
Income taxes payable (Note 8)	13.3	24.5
Deferred income taxes (Note 8)	9.5	11.8
Total current liabilities	534.2	629.6
Long-term debt (Note 7)	762.3	959.7
Deferred income taxes (Note 8)	74.3	69.7
Pension obligations (Note 9)	158.7	262.5
Other postretirement benefit obligations (Note 9)	123.1	142.2
Deferred credits and other liabilities (Note 15)	298.7	255.6
Asbestos-related liabilities (Note 12)	227.0	233.6
Total liabilities	2,178.3	2,552.9
Commitments and contingencies (Note 12)	—	—
Minority interests	22.1	12.7
Stockholders' equity (Note 14)
Series preferred stock	—	—
Common stock, $25/48 stated value (shares: 2007 – 160,004,908 and 2006 – 159,997,929)	83.3	83.3
Additional paid-in capital	438.3	454.9
Unearned compensation (Note 10)	(29.8)	(42.1)
Accumulated other comprehensive losses	(316.0)	(409.6)
Retained earnings	1,903.3	1,734.1
	2,079.1	1,820.6
Reacquired stock, at cost (shares: 2007 – 46,006,780 and 2006 – 43,969,769)	(1,601.1)	(1,577.7)
Total stockholders' equity	478.0	242.9
Total liabilities and stockholders' equity	$2,678.4	$2,808.5

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$178.9	$238.7	$(41.1)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	70.3	70.7	80.5
Amortization	39.7	24.6	25.4
Deferred income tax provision	19.1	(157.8)	(54.9)
Gain on disposal of assets and investments, net	(8.5)	(9.0)	(11.8)
Impairment charges	—	3.2	58.6
Dilution of investment and loss on sale of 51% interest in FiberVisions	2.5	13.3	—
Minority interests in earnings of consolidated subsidiaries	0.6	1.4	1.0
Stock-based compensation	9.4	7.0	8.1
Other non-cash charges and credits, net	0.6	2.2	(1.0)
Accruals and deferrals of cash receipts and payments (net of acquisitions and dispositions):
Accounts receivable, net	(21.6)	(17.5)	2.9
Inventories	(2.1)	(8.7)	(3.3)
Asbestos-related assets and liabilities, net	46.4	37.1	61.3
Other current assets	3.1	5.0	(10.7)
Accounts payable	4.6	12.8	27.6
Vertac obligations	(103.5)	123.5	—
Accrued expenses	(0.3)	(8.9)	0.6
Income taxes receivable and payable	134.1	(125.1)	27.1
Pension and postretirement benefit obligations	(55.7)	(7.9)	(18.3)
Non-current assets and liabilities	(17.7)	(23.8)	(12.8)
FiberVisions net assets held for sale	—	(7.9)	—
Net cash provided by operating activities	299.9	172.9	139.2
Cash Flows From Investing Activities:
Capital expenditures	(118.3)	(93.6)	(67.5)
Acquisitions and investments, net of cash recognized upon consolidation	(16.5)	(29.4)	(4.4)
Proceeds from sale of 51% interest in FiberVisions, net of transaction costs	(1.2)	17.8	—
Proceeds of asset and investment disposals, net of transaction costs	18.3	11.3	16.6
Other, net	—	(0.2)	(2.4)
Net cash used in investing activities	(117.7)	(94.1)	(57.7)
Cash Flows From Financing Activities:
Long-term debt issued by FiberVisions, net of issuance costs	—	83.7	—
Long-term debt proceeds	3.8	22.0	—
Long-term debt payments	(216.8)	(142.5)	(131.2)
Change in short-term debt	9.4	5.8	1.9
Repurchase of common stock	(46.1)	—	—
Dividends paid	(5.7)	—	—
Proceeds from the exercise of stock options	6.5	37.0	2.7
Other, net including income tax benefits attributable to stock-based compensation	1.3	5.6	(0.4)
Net cash (used in) provided by financing activities	(247.6)	11.6	(127.0)
Effect of exchange rate changes on cash	10.1	4.1	(3.7)
Net (decrease) increase in cash and cash equivalents	(55.3)	94.5	(49.2)
Cash and cash equivalents at beginning of year	171.8	77.3	126.5
Cash and cash equivalents at end of year	$116.5	$171.8	$77.3

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Statements of Stockholders' Equity
(Dollars in millions)

				Accumulated
				Other
	Common	Paid-in	Unearned	Comprehensive	Retained	Reacquired
	Stock	Capital	Compensation	Losses	Earnings	Stock	Total

Balances at January 1, 2005	$83.3	$569.2	$(77.9)	$(276.4)	$1,536.5	$(1,722.8)	$111.9
(Common shares: issued, 159,984,444; reacquired, 47,842,836)
Net loss	—	—	—	—	(41.1)	—	(41.1)
Foreign currency translation adjustment	—	—	—	(66.6)	—	—	(66.6)
Release of shares held by ESOP trust	—	(5.0)	12.8	—	—	—	7.8
Repurchase of warrants	—	(2.0)	—	—	—	—	(2.0)
Increase in additional minimum pension liability, net of tax	—	—	—	(44.3)	—	—	(44.3)
Issuances of treasury stock, net of forfeitures and sales for taxes	—	(13.3)	(8.5)	—	—	23.8	2.0
Amortization of unearned compensation	—	—	7.9	—	—	—	7.9
Other, net of tax	—	—	—	(0.3)	—	—	(0.3)

Balances at December 31, 2005	$83.3	$548.9	$(65.7)	$(387.6)	$1,495.4	$(1,699.0)	$(24.7)
(Common shares: issued, 159,984,444; reacquired, 47,247,344)
Net income	—	—	—	—	238.7	—	238.7
Foreign currency translation adjustment	—	—	—	54.6	—	—	54.6
Release of shares held by ESOP trust	—	(6.4)	11.5	—	—	—	5.1
Repurchase of warrants	—	(1.0)	—	—	—	—	(1.0)
Decrease in additional minimum pension liability, net of tax	—	—	—	85.0	—	—	85.0
Recognition of funded status of pension and postretirement benefit plans, net of tax required by SFAS 158	—	—	—	(126.5)	—	—	(126.5)
Issuances of treasury stock, net of forfeitures and sales for taxes	—	(74.7)	—	—	—	121.3	46.6
Reclassification required by SFAS 123R	—	(12.1)	12.1	—	—	—	—
Conversion of debentures	—	0.2	—	—	—	—	0.2
Revaluation of hedges, net of tax	—	—	—	(34.6)	—	—	(34.6)
Other, net of tax	—	—	—	(0.5)	—	—	(0.5)

Balances at December 31, 2006	$83.3	$454.9	$(42.1)	$(409.6)	$1,734.1	$(1,577.7)	$242.9
(Common shares: issued, 159,997,929; reacquired, 43,969,769)
Net income	—	—	—	—	178.9	—	178.9
Foreign currency translation adjustment	—	—	—	80.8	—	—	80.8
Dividends declared	—	—	—	—	(11.6)	—	(11.6)
Repurchase of common stock	—	—	—	—	—	(54.3)	(54.3)
Release of shares held by ESOP trust	—	(4.5)	12.3	—	—	—	7.8
Pension and postretirement benefit adjustments, net of tax	—	—	—	51.1	—	—	51.1
Issuances of treasury stock, net of forfeitures and sales for taxes	—	(12.2)	—	—	—	30.9	18.7
Conversion of debentures	—	0.1	—	—	—	—	0.1
Revaluation of hedges, net of tax	—	—	—	(38.3)	—	—	(38.3)
Cumulative transition adjustment required by FIN 48	—	—	—	—	1.9	—	1.9

Balances at December 31, 2007	$83.3	$438.3	$(29.8)	$(316.0)	$1,903.3	$(1,601.1)	$478.0
(Common shares: issued, 160,004,908; reacquired, 46,006,780)

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Summary of Significant Accounting Policies
(Dollars in millions, except per share data)

Nature of Business

Hercules Incorporated (“Hercules” or the “Company”) was incorporated in 1912 under the laws of the State of Delaware and its shares are traded on the New York Stock Exchange under the symbol “HPC.”  The Company is a leading manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications and has approximately 4,660 employees worldwide.  The Company has a broad customer base, with no single customer representing greater than 3% of Net sales, and serves many different markets, the largest of which include:  tissue and paper towel manufacturing; packaging products, printing and writing paper; interior and exterior paints; construction materials and energy services.  To serve these markets, the Company has global manufacturing operations which provide products to customers in more than 135 countries.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Hercules, its subsidiaries where control exists and variable interest entities ("VIEs") in which Hercules is the primary beneficiary.  All significant intercompany transactions and profits have been eliminated.  Investments in affiliated companies, where Hercules has a 20% to 50% interest and where the entity is neither a VIE nor is Hercules the primary beneficiary, are accounted for using the equity method of accounting and, accordingly, consolidated income includes Hercules' share of their income or loss.  These investments are included in Deferred charges and other assets on the Company’s Consolidated Balance Sheets.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes.  Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete.  This generally occurs when products are shipped to the customer in accordance with terms of the applicable sales agreement, title and risk of loss have been transferred, collectibility is probable and pricing is fixed or determinable.  Approximately 15%, 14% and 13% of the Company's revenues for the years ended December 31, 2007, 2006 and 2005, respectively, are from consignment inventory.  For consignment inventory, title and risk of loss are transferred generally when the Company's products have been consumed or used in the customer's production process.  Revenues exclude amounts for value-added, sales and similar taxes.  Accruals are made for sales returns and other allowances based on the Company's experience.  Shipping and handling fees billed to the customer are included in revenues.  Shipping and handling costs are included in Cost of sales.

Research and Development Expenditures

Research and development expenditures are expensed as incurred.

Cash and Cash Equivalents

Cash equivalents include bank drafts and other securities with original maturities of 90 days or less at the time of purchase or receipt.  Book value approximates fair value because of the short maturity of those instruments.

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

Inventories

Inventories are stated at the lower of cost or market and are valued principally on the weighted-average-cost method.  Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.

Assets Held for Sale

When specific actions to dispose of assets progress to the point that “plan of sale” criteria have been met, impairments, to the extent they exist, are recognized in the Consolidated Statements of Operations and the underlying assets are reclassified as assets held for sale and included in the caption Other current assets or separately disclosed.  Gains and losses on sales of assets associated with active business operations and sites are included in Other operating expense, net while those attributable to former businesses and all others are included in Other expense, net.

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

Maintenance, repairs and minor renewals are expensed as incurred; major renewals and improvements that extend the lives or increase the capacity of plant assets are capitalized.  Upon normal retirement or replacement, the net book value of property (less proceeds of sale or salvage) is charged to the Consolidated Statement of Operations.

Intangible Assets and Goodwill

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, generally 40 years for customer relationships, trademarks and tradenames and 3 to 50 years for all other intangible assets.  Goodwill is tested for impairment on an annual basis as of November 30 with any necessary adjustment charged to the Consolidated Statement of Operations.  For purposes of applying the impairment test, the Company has identified its reporting units as Paper Technologies and Ventures (“PTV”) and the Aqualon Group (“Aqualon”).

Long-lived Assets

The Company reviews its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate carrying amounts of the assets may not be recoverable through undiscounted future cash flows.  If an impairment loss has occurred based on expected undiscounted future cash flows, a loss is recognized.  The amount of the impairment loss is the excess of the carrying amount of the impaired asset over its fair value.  The fair value represents expected future cash flows from the use of the assets, determined using present value techniques.

Computer Software Development Costs

Capitalized computer software development costs are included in Deferred charges and other assets in the Company's Consolidated Balance Sheets and amortized over a period of 3 to 10 years.

Income Taxes

The provision for income taxes has been determined using the asset and liability approach for accounting for income taxes.  Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid.  The (benefit) provision for income tax represents income taxes paid (received) or payable (receivable) for the current year plus the change in deferred taxes during the year.  Deferred taxes result from differences between the financial and tax basis of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company also reflects interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities.

Litigation

The Company provides for liabilities related to litigation when it is probable that a liability has been incurred and the amount can be reasonably estimated. Litigation costs, including attorneys fees and expenses, are charged to expense when incurred.

Asset Retirement Obligations and Environmental Contingencies

The Company has recorded the fair value of asset retirement obligations (“AROs”) in order to recognize legal obligations associated with the retirement of tangible long-lived assets and for the remediation of environmental liabilities associated with current and former operations incurred during the course of normal operations as well as the return of leased property to its original condition upon the expiration of their underlying lease terms.  In addition, the Company provides for AROs that are conditional in nature including those triggered upon commitments by the Company to take certain actions, including demolition, renovation and other retirement-related activities.  There are a number of remaining conditional AROs whereby the Company does not have sufficient information to estimate the fair value of the liabilities because the range of settlement dates has not been specified by others and/or cost estimates are not available to apply an expected present value technique.  Most significant among these unrecognized conditional AROs are those attributable to the abatement of asbestos at manufacturing facilities.  In general, regulations in the U.S. and other countries do not require removal or abatement unless the condition is hazardous or if the structure is disturbed through such activities as renovation or demolition.

Hercules Incorporated
Summary of Significant Accounting Policies
(Dollars in millions, except per share data)

For the purposes of recognizing obligations requiring the dismantlement of facilities, owned properties, which have no fixed cessation date, are assumed to be in operation for 50 years, although it could be longer.  The Company evaluates the status of its facilities on a periodic basis and makes any necessary adjustments to the AROs as required.  Dismantlement of facilities at leased sites is assumed to occur upon lease termination unless it is likely that the Company is able to and plans to extend the term.

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

The Company capitalizes AROs that result from the normal operation of the Company’s active facilities.  Accretion of AROs attributable to active facilities is recorded in Other operating expense, net. Initial AROs, subsequent changes in estimates and accretion for inactive sites associated with businesses that have been exited or divested are recorded in Other expense, net.

The Company also provides for environmental contingencies whereby it is reasonably likely that the Company has incurred a liability for costs associated with environmental remediation or for the probable settlement of related litigation.  Such contingent liabilities include those attributable to sites that the Company formerly owned as well as sites that the Company did not have an ownership interest therein, but was associated with activities at such sites, including landfills, waste sites and other similar properties.

Foreign Currency Translation

The financial statements of Hercules' non-U.S. entities are translated into U.S. dollars.  Most of the Company’s foreign subsidiaries use the local currency as their functional currency.  Net sales and expenses are translated using the average exchange rates for the reporting period.  The Company translates assets and liabilities of those entities into U.S. dollars using the appropriate period-end rates of exchange.  Translation gains and losses are recorded in Accumulated other comprehensive losses (“AOCL”).

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

With the exception of cross-currency interest rate swaps, the Company has not designated any derivatives as a formal hedge instrument and accordingly, changes in fair value are recorded each period in earnings as a component of Other expense, net (foreign currency exposures) and Cost of sales (commodity price exposures) consistent with the reporting of the items hedged.  Changes in the fair value of cross-currency interest rate swaps are recorded in the foreign currency translation adjustments component of AOCL.  Net interest payments or receipts from cross-currency interest rate swaps are recorded as adjustments to Interest and debt expense, net in the Statement of Operations and are reflected in Net cash provided by operating activities in the Statement of Cash Flows.

Counterparties to all derivative contracts are major financial institutions.  Credit loss from counterparty nonperformance is not anticipated.

Stock-based Compensation

For financial reporting purposes, the Company uses the Black-Scholes option pricing model to determine the fair value of stock options issued as compensation to key employees and non-employee directors.  The Company charges stock-based compensation cost based on the number of awards expected to vest. This measure provides for an estimate of forfeitures based on historical experience.

Hercules Incorporated
Summary of Significant Accounting Policies
(Dollars in millions, except per share data)

Effective, January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) (see Note 20).  The Company had previously adopted, effective January 1, 2003, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), The Company elected to apply the fair value recognition provisions of SFAS 123 on a prospective basis to all employee awards granted, modified or settled after January 1, 2003 through the date of adoption for SFAS 123R.  Therefore, the cost related to stock-based employee compensation included in the determination of net income in 2005 was less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

The following table presents the pro forma effect on the net loss and loss per share in 2005 assuming the Company applied the fair value recognition provisions of SFAS 123 to all outstanding awards on a retroactive basis.

2005
Net loss, as reported	$(41.1)
Add: Total stock-based compensation expense recognized in reported results, net of tax	4.5
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax	5.1
Pro forma net loss	$(41.7)
Basic and Diluted loss per share - as reported and pro forma	$(0.38)

Recent Accounting Pronouncements

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”).  Both SFAS 141R and SFAS 160 are to be adopted effective January 1, 2009.  SFAS 141R requires the application of several new or modified accounting concepts that, due to their complexity, could introduce a degree of volatility in periods subsequent to a material business combination.  SFAS 141R requires that all business combinations result in assets and liabilities acquired being recorded at their fair value, with limited exceptions.  Other areas related to business combinations that will require changes from current GAAP include:  contingent consideration, acquisition costs, contingencies, restructuring costs, in process research and development and income taxes, among others.  SFAS 160 will primarily impact the presentation of minority or noncontrolling interests within the Balance Sheet and Statement of Operations as well as the accounting for transactions with noncontrolling interest holders.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a framework for measuring fair value under GAAP and will be applied to existing accounting and disclosure requirements in GAAP that are based on fair value. SFAS 157 does not require any new fair value measurements.  SFAS 157 emphasizes a “market-based” as opposed to an “entity-specific” measurement perspective, establishes a hierarchy of fair value measurement methods and expands disclosure requirements about fair value measurements including methods and assumptions and the impact on earnings.  The Company has identified its cross-currency interest rate swaps, certain foreign exchange-related contracts, its “available for sale” investment securities and its measurement processes for certain nonfinancial assets and liabilities including the impairment of goodwill and other intangible assets and asset retirement obligations as being impacted by SFAS 157.  Originally, SFAS 157 was to be effective January 1, 2008 and applied prospectively.  In February 2008, the FASB issued a Staff Position that partially defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities including those identified by the Company as being impacted.

Reclassifications

Certain amounts in the 2006 and 2005 Consolidated Financial Statements and Notes have been reclassified to conform to the 2007 presentation.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

1.	Acquisitions and Investments

2007 Activities

During 2007, the Company completed two transactions: (1) the acquisition of the specialty surfactants business of Dexter Chemicals, LLC (“Dexter”) and (2) the formation of H2H Innovations, LLC (“H2H”), a technology joint venture between Heartland Resource Technologies (“Heartland”) and Hercules.  The Dexter transaction included the acquisition of certain inventories for $1.7 million and intangible and goodwill assets of $8.0 million and $1.1 million, respectively, as well as the assumption of $0.2 million in sales rebate obligations.  A total of $10.6 million, including transaction costs of $0.3 million, was paid during 2007.  An additional amount of up to $2.0 million is payable within one year of closing contingent upon the continuity of sales revenues at certain predetermined levels.  This business has been integrated into the Aqualon segment and manufactures and markets products for the coatings industry.

In connection with the formation of the H2H joint venture, Hercules made a cash investment of $5.0 million and contributed certain intangible assets and royalty-free access to technology for a 51% ownership interest.  Heartland contributed similar assets for the remaining 49% interest.  As a result of the formation, the Company recognized $13.7 million of intangible assets.  H2H has been integrated into the Ventures component of the PTV segment.

In connection with the 2006 acquisition of the guar and guar derivative manufacturing division of Benchmark Polymer Products, L.P. (“Benchmark”), the Company is required to make a $2.0 million earn-out payment during 2008 based on the business’ 2007 performance.  This contingent payment was accrued as of December 31, 2007 and charged directly to goodwill.

The following table summarizes the fair values of the assets, liabilities and minority interests recognized as a result of the acquisition and investment activity during 2007:

Assets		Liabilities and Minority Interests
Inventories	$1.7	Accrued expenses	$2.2
Intangible assets, net	21.7	Minority interests	8.7
Goodwill	3.1
Total assets	$26.5	Total liabilities and minority interests	$10.9

Also during 2007, the Company made a $1.4 million earn-out payment that was previously accrued and charged to goodwill at the end of 2006 based on the Benchmark business’ 2006 performance.  In addition, the Company received a $0.5 million loan repayment from Benchmark Performance Group (“BPG”) in connection with a loan transaction entered into during 2006 (see below).

2006 Activities

During 2006, the Company completed three investment transactions for a total of $29.4 million including transaction costs, net of cash acquired.  These included: (1) the acquisition of the Benchmark business, a former subsidiary of BPG, as well as a loan to BPG that is convertible into an equity position in BPG, (2) an investment for a 40% ownership interest in the joint venture, Hercules Tianpu Chemicals Company Limited (“Hercules Tianpu”), a manufacturer of methylcellulose (“MC”) in China and (3) the acquisition of the 40% ownership interest not previously held by Hercules in the joint venture, Shanghai Hercules Chemicals Company, Ltd. (“Shanghai Hercules”), from its partner Shanghai Chlor-Alkali Chemical Co. Ltd.

The Company acquired the net assets of Benchmark for a total of $20.2 million including transaction costs plus a provisional earn-out.  In addition, the Company signed a five year exclusive agreement to supply BPG with guar products for polymer slurries used in oil and gas fracturing applications.  Under the terms of the purchase agreement, the Company acquired Benchmark’s Dalton, Georgia production facility, related working capital, an intangible asset of $3.7 million related to the supply agreement and goodwill of $9.7 million.  In a related transaction, the Company loaned $2.5 million to BPG.  The results of operations of Benchmark have been included in the Consolidated Financial Statements since the date of acquisition and have been integrated into the Aqualon segment.

The formation of the Hercules Tianpu joint venture was completed with the Company contributing a total of $3.2 million for a 40% ownership interest in addition to $4.4 million previously contributed in 2005 during the preliminary formation stage.  Prior to formation, the Company paid a total of $2.8 million attributable to subscription rights including transaction costs.  During 2006, Hercules Tianpu was consolidated into Hercules (see Note 3) and has been integrated into the Aqualon business segment.  Included in the net assets recognized upon consolidation was $3.5 million of intangible assets as well as $2.8 million of goodwill.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

During 2006, the Company acquired the remaining 40% ownership interest in Shanghai Hercules for $3.3 million.  The transaction resulted in an increase to Goodwill in the amount of $1.5 million.  As a controlled, majority-owned subsidiary, the results of operations and net assets of Shanghai Hercules have been included in the Consolidated Financial Statements and those amounts attributable to non-controlling shareholders have been reflected as minority interests in the Statement of Operations and Balance Sheet, respectively.  Effective upon completion of the transaction, the Company has reflected its full ownership of Shanghai Hercules and has included 100% of its net income in the Results of Operations.

The following table summarizes the fair values of the assets, liabilities and minority interests recognized as a result of the acquisition and investment activity during 2006:

Assets		Liabilities and Minority Interests
Cash and cash equivalents	$2.6	Accounts payable	$10.3
Accounts receivable, net	3.9	Accrued expenses	5.5
Inventories	10.1	Minority interests	9.6
Other current assets	0.1
Property, plant and equipment, net	21.2
Intangible assets, net	7.2
Goodwill	14.0
Deferred charges and other assets	2.7
Total assets	$61.8	Total liabilities and minority interests	$25.4

2.	Divestitures

During 2006, the Company completed the sale (the “Transaction” or “FiberVisions Transaction”) of a 51% interest in its FiberVisions division for $27.0 million.  In connection with the Transaction, FiberVisions issued long-term debt in the amount of $90.0 million and simultaneously completed a distribution of $82.0 million to the Company.  FiberVisions incurred $6.3 million of costs in connection with the debt issuance.

The Transaction contemplated additional contributions to FiberVisions based on defined performance measures during 2006 and 2007.  Based on FiberVisions’ subsequent performance, the Company provided additional contributions of $4.5 million and $1.2 million during 2006 and 2007, respectively.  As a result of the Transaction and post-closing adjustments, including the performance-based contributions, the Company recognized a $13.3 million loss during 2006. During 2007, the Company’s interest in FiberVisions was diluted to 34.5% based on additional investments by the majority owner.  As a result of the dilution, the Company incurred a net charge of $2.5 million.  The 2006 loss and 2007 charge are included as a component of Other expense, net.

FiberVisions was fully consolidated in the Company’s financial statements through March 31, 2006.  Effective April 1, 2006, the Company began recording its equity in the earnings of FiberVisions based on its ownership interest.  The Company’s share of FiberVisions’ net losses for 2007 and 2006 was $1.5 million and $3.4 million, respectively.  The Company’s investment in FiberVisions is included in Deferred charges and other assets for $18.1 million as of December 31, 2007.

In connection with its initial commitment to sell a majority interest in FiberVisions at the end of 2005, the Company recorded an impairment charge of $52.9 million.  The impairment charge was based on an estimate of the fair value for the entire division, as determined by the negotiated sales price for the aforementioned sale of a majority interest, and was reflected in Profit from operations as it represented an active and fully consolidated business during 2005.

3.	Variable Interest Entities

The Company has identified Hercules Tianpu as a variable interest entity for which the Company was the primary beneficiary.  The financial statements reflect the consolidation of Hercules Tianpu effective April 1, 2006.  The Company maintains a 40% ownership interest in Hercules Tianpu and Aqualon has the global marketing rights for the joint venture’s output and receives sales commissions as well as royalties for licensed technology.  As of December 31, 2007, the Company’s total equity investment in Hercules Tianpu was $13.1 million.  As of December 31, 2007, the fair value of the assets of Hercules Tianpu was approximately $74 million and the fair values of the associated liabilities and non-controlling interest were approximately $63 million.  There are no assets of the Company that serve as collateral for Hercules Tianpu.  However, the Company has provided guarantees to certain financial institutions that have provided credit to Hercules Tianpu.  As of December 31, 2007, the total amount outstanding under these facilities was $42.4 million.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

4.           Accounts Receivable, Net

Accounts Receivable, net includes trade accounts and notes receivable and amounts due from affiliates less an allowance for doubtful accounts.

Changes in the allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Balance at beginning of year	$5.6	$4.0	$4.7
Charged to costs and expenses	1.0	3.2	2.3
Deductions and other changes	(2.1)	(1.6)	(3.0)
Balance at end of year	$4.5	$5.6	$4.0

5.	Inventories

The components of inventories as of December 31, 2007 and 2006 are as follows:
	2007	2006
Finished products	$125.5	$115.4
Raw materials and work-in-process	74.9	73.3
Supplies	23.6	21.9
	$224.0	$210.6

6.	Intangible Assets and Goodwill

The following table provides information regarding the Company’s intangible assets with finite lives.

	2007			2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$95.6	$21.1	$74.5	$90.0	$18.6	$71.4
Trademarks and tradenames	76.2	17.6	58.6	73.9	15.6	58.3
Other intangible assets	51.0	22.9	28.1	32.2	18.8	13.4
	$222.8	$61.6	$161.2	$196.1	$53.0	$143.1

Total amortization expense for intangible assets for the years ended December 31, 2007, 2006 and 2005 was $8.7 million, $7.2 million and $8.0 million, respectively, which was included in Profit from operations.  It is estimated that amortization expense will be $10.2 million for 2008, $8.9 million for 2009, $8.7 million for 2010, $7.9 million for 2011 and $6.6 million for 2012.

The following table shows the activity and changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006, by operating segment:

	Paper
	Technologies	Aqualon
	and Ventures	Group	Total
Balance at January 1, 2006	$402.6	$38.4	$441.0
Acquisitions and investments	1.5	12.5	14.0
Foreign currency translation and other	25.4	1.1	26.5
Balance at December 31, 2006	$429.5	$52.0	$481.5
Acquisitions and investments	—	3.1	3.1
Foreign currency translation and other	42.1	1.2	43.3
Balance at December 31, 2007	$471.6	$56.3	$527.9

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

7.	Debt

         A summary of debt follows:
	2007	2006
Term B loan due 2010 (a)	$261.0	$375.0
6.60% notes due 2027	15.9	100.0
11.125% senior notes due 2007	—	16.1
6.75% senior notes due 2029 (b)	250.0	250.0
8% convertible subordinated debentures due 2010 (c)	2.3	2.4
6.5% junior subordinated deferrable interest debentures due 2029 (d)	215.1	214.1
Term loans at rates ranging from 5.814% to 7.2978% due in varying amounts through 2011(e)	49.9	28.1
Other	1.8	9.8
	796.0	995.5
Less: Current debt obligations	33.7	35.8
Long term debt	$762.3	$959.7

(a)
The term loan, a component of the Company’s Senior Credit Facility, matures on October 8, 2010 and bears interest at LIBOR + 1.50%, with the Company holding the option to reset interest rates for one, two, three or six month periods.  The weighted average rate was 6.71% as of December 31, 2007.  The Senior Credit Facility is also comprised of a $150 million committed revolving credit facility (the “Revolving Facility”) which matures on April 8, 2009.  The Senior Credit Facility is secured by liens on the Company's assets (including real, personal and intellectual properties) and is guaranteed by substantially all of the Company's current and future wholly-owned domestic subsidiaries (see Note 25).

  As of December 31, 2007, the Company had $47.9 million of outstanding letters of credit under the Revolving Facility.  The remaining $102.1 million was available for use.

  The Company's Senior Credit Facility requires quarterly compliance with certain financial covenants, including a leverage ratio and an interest coverage ratio, and established limitations on the permitted amount of capital expenditures and dividends.

(b)	The senior notes are guaranteed by each of Hercules’ current and future wholly-owned domestic restricted subsidiaries.

(c)	The convertible subordinated debentures are convertible into common stock at $14.90 per share and are redeemable at the option of the Company at varying rates.

(d)
The 6.5% junior subordinated deferrable interest debentures due 2029 (the "6.5% debentures") had an initial issue price of $741.46 and have a redemption price of $1,000.  The 6.5% debentures were initially issued to Hercules Trust II ("Trust II"), a subsidiary trust established in 1999.  Trust II had issued, in an underwritten public offering, 350,000 CRESTSSM Units, each consisting of a 6.5% preferred security of Trust II and a warrant (exercisable through 2029) to purchase 23.4192 shares of the Company's common stock for the equivalent of $42.70 per share.  The preferred securities and the warrants were separable and were initially valued at $741.46 and $258.54, respectively.  The Company and Trust II accreted the difference between the initial valuation of the 6.5% debentures and the preferred securities and the redemption value of $1,000 over the term of the 6.5% debentures and the preferred securities.  In connection with the Company’s dissolution and liquidation of Trust II in December 2004, Trust II distributed the 6.5% debentures to the holders of the preferred securities and the preferred securities were cancelled.  The CRESTSSM Units now consist of the 6.5% debentures and the warrants.

(e)
Includes loans issued by Hercules Tianpu for which Hercules has provided a guarantee for 55% of the outstanding balances.  The loans are denominated in renminbi and U.S. Dollar-equivalents and include a short-term loan payable due in 2008 for approximately $17.2 million and a long-term loan payable due in 2011 for approximately $25.2 million.

At December 31, 2007, Hercules had available and unused foreign lines of credit totaling $35.1 million and $31.0 million, respectively.

Debt maturities are $33.7 million in 2008, $12.2 million in 2009, $263.1 million in 2010, $6.1 million in 2011 and $480.9 million thereafter.

Total interest expense incurred for the years ended December 31, 2007, 2006 and 2005 was $69.7 million, $71.5 million and $89.8 million, respectively.  The total amounts capitalized for the aforementioned periods were $1.1 million, $0.3 million and $0.4 million, respectively.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

8.	Income Taxes

The domestic and foreign components of income (loss) before income taxes, minority interests and equity (loss) income from continuing operations are listed below:

	2007	2006	2005
Domestic	$(42.0)	$(164.3)	$(46.9)
Foreign	193.3	167.5	11.5
	$151.3	$3.2	$(35.4)

The components of the tax benefit from continuing operations are as follows:

Current	2007	2006	2005
U.S. federal	$(61.5)	$(64.0)	$1.4
Foreign	28.0	29.6	40.9
State	(5.9)	—	8.8
Deferred
U.S. federal and state	21.8	(154.6)	(48.3)
Foreign	(2.7)	(3.2)	(6.6)
	$(20.3)	$(192.2)	$(3.8)

 The reconciliation of the U.S. statutory income tax rate to the effective rate from continuing operations is:

	2007	2006	2005
U.S. statutory income tax rate	35%	35%	35%
Valuation allowances	(2)	(3,137)	(66)
Tax rate differences on subsidiary earnings	(28)	(325)	(8)
U.S. tax on foreign dividends and undistributed earnings	19	232	27
State taxes	1	(1)	(15)
Reserves	—	(1,378)	21
Exempt export income	—	(36)	5
Tax refunds	(39)	(1,396)	12
Other	1	—	—
	(13)%	(6,006)%	11%

 The provision for income taxes attributable to discontinued operations and cumulative effect of changes in accounting principle is:

	2007	2006	2005
Benefit on loss from discontinued operations	$(8.0)	$(49.6)	$(3.4)
Cumulative effect of changes in accounting principle	—	0.5	(1.4)
	$(8.0)	$(49.1)	$(4.8)

The tax benefit (expense) of adjustments posted directly to AOCL (see Note 14) was as follows:

	2007	2006	2005
Pension and other postretirement benefits adjustments reflected in AOCL	$(28.0)	$—	$—
Impact of the adoption of SFAS 158	—	62.2	—
Hedging activities	20.6	18.6	—
Additional minimum pension liability	—	(44.7)	24.8
Other	—	0.3	0.2
	$(7.4)	$36.4	$25.0

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The components of the net deferred tax assets (liabilities) as of December 31, are as follows:

	2007	2006
Depreciation	$(79.8)	$(82.8)
Pension	(15.1)	(1.3)
Inventory	(1.4)	(3.1)
Investments	(16.3)	(19.3)
Goodwill	(39.3)	(45.0)
Accrued expenses	(2.7)	(2.9)
Other	(37.4)	(7.5)
Gross deferred tax liabilities	$(192.0)	$(161.9)

Postretirement benefits other than pensions	$80.5	$70.0
Pension	48.2	87.3
Goodwill	5.7	8.4
Accrued expenses	244.0	242.1
Loss carryforwards	106.7	230.1
Credit carryforwards	154.2	131.4
Investments(1)	78.1	77.5
Other	7.3	14.2
Gross deferred tax assets	724.7	861.0
Valuation allowance	(204.7)	(335.8)
Net deferred tax assets	$328.0	$363.3

(1) Represents the basis difference in the carrying value of the company’s investment in FiberVisions for which a full valuation allowance has been established.

A reconciliation of activity for the Company’s deferred tax asset valuation allowance is provided as follows:

	2007	2006	2005
Balance at beginning of the year	$335.8	$380.7	$391.8
Charged to the (benefit) provision for income taxes	(3.8)	(100.4)	23.1
Charged to deferred tax assets	(127.3)	55.5	(34.2)
Balance at end of the year	$204.7	$335.8	$380.7

The expiration terms and amounts for which an allowance has been provided with respect to the loss and credit carryforwards reflected in the gross deferred tax assets above are comprised as follows:

	Expiration	Gross Amount	Allowance
Loss carryforwards
Federal	2023	$3.4	$—
State	2008 – 2029	89.2	89.2
Foreign	2008 – Indef.	14.1	7.1
		$106.7	$96.3
Credit carryforwards
Foreign tax	2011 – 2017	$141.3	$—
Alternative minimum tax	Indefinite	10.6	—
Research and development	2022 – 2027	2.3	—
		$154.2	$—

The Company provides taxes on undistributed earnings of subsidiaries and affiliates to the extent such earnings are planned to be remitted and not permanently reinvested.  The undistributed earnings of subsidiaries and affiliates on which no provision for foreign withholding or U.S. income taxes has been made amounted to $103.6 million and $82.5 million at December 31, 2007 and 2006, respectively.  U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate because of the availability of tax credits.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Resolution of Income Tax Matters

During 2007, the Company reached agreement with the Internal Revenue Service (“IRS”) on all remaining income tax matters for the years 1993 through 2003, resulting in the recording of an additional benefit of $56.6 million, including interest, over and above amounts recorded during the fourth quarter of 2006.  In addition, the Company has received approximately $222 million of an estimated $241 million in federal income tax refunds, including interest, during 2007.  The Company also expects to receive a total of approximately $4 million in state income tax refunds of which approximately $3 million was received during 2007.  The remaining estimated amounts are projected to be received during the first half of 2008.

Adoption of FIN 48

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007.  The Company identified $40.4 million of unrecognized tax benefits (“UTB”) as of January 1, 2007 and in accordance with the transition provisions of FIN 48, recorded an increase to its beginning balance of retained earnings in the amount of $1.9 million with a corresponding decrease to certain state income tax reserves included in the caption Deferred credits and other liabilities.  A reconciliation of the activity in the UTB accounts is as follows:

Balance at January 1, 2007		$40.4
Increases related to prior year tax positions	0.3
Decreases related to prior year tax positions	(3.6)
Increases related to current year tax positions	0.4
Settlements	(0.9)
Lapse of statute	(0.3)
Other, net	(0.8)
Net change		(4.9)
Balance at December 31, 2007		$35.5

Of the total UTB as of December 31, 2007, $12.5 million would affect the effective tax rate if recognized in future periods.  The total amount of UTB could increase or decrease within the next twelve months for a number of reasons including the expiration of statute of limitations, audit settlements, tax examination activities and the recognition and measurement considerations under FIN 48.  The Company does not believe that the total amount of UTB will significantly increase or decrease over the next twelve months.

The Company has a long audit history with the IRS, and recently settled all issues for the years 1993 through 2003.  The tax years 2004 and 2005 are currently under audit by the IRS.  The Company also files tax returns in every state which imposes corporate income tax and those jurisdictions remain subject to examination in accordance with relevant state statutes.  In addition, the Company has significant international operations and approximately 50 legal entities have income tax filing requirements in accordance with local country tax regulations.  These returns remain subject to examination in accordance with the local country statutes.  The Company is currently under audit in Germany for tax years 1999 through 2004.

The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities.  The total amount of interest and penalties recognized in the Consolidated Balance Sheet as of January 1, 2007 and December 31, 2007 was $15.2 million and $16.1 million, respectively.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

9. Pension and Other Postretirement Benefits

The Company provides pension and postretirement benefits to most U.S. employees and some foreign employees.  The Company uses a measurement date of December 31 for all of its defined benefit pension plans and other postretirement benefit plans (“OPEB”).  Summarized information about the plans is provided as follows:

	Defined Benefit Pension Plans
	2007		2006		OPEB
Change in benefit obligation:	U.S.	Int’l.	U.S.	Int’l.	2007	2006
Benefit obligation at January 1	$1,502.1	$364.1	$1,536.8	$340.6	$158.4	$154.5
Service cost	11.2	6.0	11.4	6.0	0.6	0.5
Interest cost	86.4	17.4	86.5	15.5	8.1	8.8
Plan amendments	0.6	0.8	—	0.3	—	—
Foreign currency translation	—	30.8	—	35.3	0.5	—
Actuarial (gain) loss	(21.4)	(24.1)	(17.8)	(17.8)	(11.9)	14.7
Settlements/curtailments	—	—	(2.3)	(0.6)	—	—
Special termination benefits	—	—	1.6	—	—	1.3
Benefits paid from plan assets	(113.4)	(16.5)	(109.0)	(15.2)	—	—
Benefits paid from Company assets	(6.4)	—	(5.1)	—	(17.6)	(21.4)
Benefit obligation at December 31	1,459.1	378.5	1,502.1	364.1	138.1	158.4
Change in plan assets:
Fair value of plan assets at January 1	$1,306.1	$295.0	$1,219.3	$256.4	$—	$—
Actual return on plan assets	92.2	8.8	165.7	16.6	—	—
Company contributions	60.0	25.7	30.0	8.9	—	—
Participant contributions	—	0.8	—	0.8	—	—
Foreign currency translation	—	25.9	—	27.5	—	—
Benefits paid from plan assets	(113.4)	(16.5)	(109.0)	(15.2)	—	—
Fair value of plan assets at December 31	1,344.9	339.7	1,306.0	295.0	—	—
Funded status of the plan	$(114.2)	$(38.8)	$(196.1)	$(69.1)	$(138.1)	$(158.4)
Components of the above amounts:
Prepaid benefit cost	$—	$10.7	$—	$2.2	$—	$—
Accrued expenses	(4.9)	(0.1)	(4.9)	—	(15.0)	(16.2)
Accrued benefit liability (noncurrent)	(109.3)	(49.4)	(191.2)	(71.3)	(123.1)	(142.2)
Net amount recognized	$(114.2)	$(38.8)	$(196.1)	$(69.1)	$(138.1)	$(158.4)
Amounts included in AOCL:
Actuarial losses	$(494.9)	$(96.2)	$(545.8)	$(106.6)	$(106.4)	$(126.4)
Prior service credits	15.9	16.5	18.2	17.2	35.2	43.0
Transition obligations	—	(0.3)	—	(0.4)	(0.6)	(0.7)
Total	$(479.0)	$(80.0)	$(527.6)	$(89.8)	$(71.8)	$(84.1)
Amortization expected to be recognized during next fiscal year:
Actuarial losses	$43.9	$4.0	$39.1	$4.5	$9.8	$8.9
Prior service credits	(1.7)	(1.9)	(1.7)	(0.9)	(7.0)	(7.8)
Transition obligations	—	0.1	—	0.1	0.2	0.1
Total	$42.2	$2.2	$37.4	$3.7	$3.0	$1.2

Weighted-average assumptions used to determine the benefit obligation:
Weighted-average discount rate	6.16%	5.31%	5.90%	4.71%	5.88%	5.79%
Rate of compensation increase	4.00%	3.19%	4.30%	3.10%	4.00%	4.29%

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Net benefit costs are summarized below:
	Defined Benefit Pension Plans
	2007		2006		2005		OPEB
Net periodic benefit cost:	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.	2007	2006	2005
Service cost	$11.2	$6.1	$11.4	$6.0	$12.7	$5.4	$0.6	$0.5	$0.8
Interest cost	86.4	17.4	86.5	15.5	81.3	15.2	8.1	8.8	8.8
Expected return on plan assets	(101.0)	(20.2)	(100.4)	(17.3)	(95.4)	(14.9)	—	—	—
Amortization and deferrals	(1.7)	(1.0)	(1.8)	(0.5)	(1.9)	0.2	(7.8)	(8.0)	(7.3)
Participant contributions	—	—	—	(0.5)	—	(0.5)	—	—	—
Settlements/curtailments (1)	—	—	(2.0)	—	—	—	—	(4.4)	—
Special benefits/terminations (1)	—	—	1.6	—	—	—	—	1.2	—
Amortization of transition (asset) obligation	—	0.1	—	0.1	—	0.1	0.2	0.1	0.1
Actuarial losses recognized	38.2	4.7	39.9	4.5	40.7	3.3	8.1	8.3	6.4
	33.1	7.1	$35.2	$7.8	$37.4	$8.8	9.2	$6.5	$8.8
Other changes recognized in Comprehensive income:
Current year actuarial gains	(12.7)	(12.7)					(11.7)
Current year prior service costs	0.6	—					—
Amortization:
Prior service credits	1.7	1.0					7.8
Transition obligations	—	(0.1)					(0.2)
Actuarial losses	(38.2)	(4.7)					(8.1)
	(48.6)	(16.5)					(12.2)
Recognized in periodic benefit cost and Comprehensive income	$15.5	$(9.4)					$(3.0)

(1) During 2006, the impact of these items was directly attributable to the FiberVisions transaction and, accordingly, these items are reflected in the loss on the sale of a 51% interest in FiberVisions (see Notes 2 and 18)..
Weighted-average assumptions used to determine net periodic benefit cost:
	2007		2006		2005
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.	2007	2006	2005
Weighted-average discount rate	5.90%	4.71%	6.00%	4.53%	5.75%	5.04%	5.79%	5.81%	5.51%
Expected return on plan assets	8.25%	6.47%	8.50%	6.36%	8.50%	6.49%	N/A	N/A	N/A
Rate of compensation increase	4.30%	3.10%	4.30%	2.99%	4.50%	2.79%	4.29%	4.29%	4.49%

Description of Plans

U.S. Defined Benefit Pension Plans

The Company provides both funded (qualified) and unfunded (non-qualified) non-contributory defined benefit pension plans to substantially all of its U.S. employees.  During 2004, some terms of the U.S. qualified Plan (“U.S. Plan”) were amended, rendering new hires ineligible and changing the calculation formula to remaining participants from “final pay” to “modified career average pay,” effective January 1, 2005.

International Defined Benefit Pension Plans

The Company provides defined benefit pension plans to eligible employees in parts of Europe, the Americas and various countries in the Asia Pacific region (the “International Plans”).  The International Plans provide benefits based on years of service and final average salary, except for the defined benefit pension plans in The Netherlands (“The Netherlands Plan”) and the United Kingdom (the “U.K. Plan”) which have both been amended to provide benefits based on a modified career average pay basis effective January 1, 2006.

Other Postretirement Benefit Plans

The non-pension postretirement benefit plans include group life insurance coverage and health care reimbursement for eligible employees/retirees in the U.S. and Canada.  The benefit obligation of the U.S. postretirement benefit plan constitutes more than 97% of the Company's consolidated benefit obligation at December 31, 2007 for non-pension postretirement benefits.  The assumed participation rate in these plans for future eligible retirees was 50% for health care and 100% for life insurance.  The health care plans are contributory with participants' contributions adjusted annually; the life insurance plans are non-contributory for most retirees.  The postretirement health care plans include a limit on the Company's share of costs for recent and future retirees and the related accounting anticipates future cost-sharing changes to the written plans that are consistent with the increase in health care cost.  Participant contributions are either directly applied to claim payments or as insurance premiums paid to the insurance companies guaranteeing the benefits thereunder and thus are not included as contributions to plan assets.  U.S. employees hired after December 31, 2002 are ineligible for retiree life insurance or postretirement health care benefits.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The assumed pre-65 health care cost trend rate as of December 31, 2007 was an initial rate of 10% in 2008 reducing to 5.0% in 2012 and thereafter.  The assumed post-65 health care cost trend rate as of  December 31, 2007 was an initial rate of 12% in 2009 reducing to 5.0% in 2016 and thereafter.  A one-percentage point increase in the assumed health care cost trend rate would increase the postretirement benefit obligation by approximately $2.3 million and the aggregate service and interest cost components by $0.1 million, while a decrease of the same magnitude would decrease the postretirement benefit obligations by approximately $2.3 million and the aggregate service and interest cost components by $0.2 million.

Plan Assets

In developing an investment strategy for its defined benefit pension plans, the Company has considered the following factors:  the nature of the plans’ liabilities, the allocation of such liabilities between active members and retired members, the funded status of the plans, the net cash flows of the plans, the investment horizon of the plans, the size of the plans, historical and expected capital market returns and the benefits of investment diversification.

U.S. Defined Benefit Pension Plan

The asset allocation for the U.S. Plan as of December 31, 2007 and 2006 and the target allocation for 2008, by asset category, is as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
Asset category:	2008	2007	2006
Equity securities	—	—	66%
Fixed income	80%	78%	26%
Other	20%	22%	8%
Totals	100%	100%	100%

The target asset allocation for the U.S. Plan is 80% long duration fixed income and 20% alternatives.   Hercules strategic asset mix for the U.S. Plan was transitioned in 2007 to decrease exposure to traditional equity market risks, to utilize asset classes which tend to reduce surplus volatility, and to utilize asset classes where active management has historically generated favorable risk-adjusted returns.  To the extent possible, this asset mix is intended to substantially mitigate the impact of changes in interest rates on surplus volatility.

Fixed income securities include U.S. and non-U.S. government obligations and high grade corporate debt obligations.  Other investments primarily include market neutral, long/short, and event driven-type hedge funds plus an allocation to a global tactical allocation fund.  Investment managers may employ limited use of derivatives, including futures contracts, options on futures, and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets.  The expected long-term rate of return on plan assets was 8.25% for 2007 and 8.50% for 2006.

International Defined Benefit Pension Plans

The asset allocation for the International Plans as of December 31, 2007 and 2006 and the target allocation for 2008, by asset category, is as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
Asset category:	2008	2007	2006
Equity securities	33%	33%	58%
Fixed income	51%	51%	41%
Other	16%	16%	1%
Totals	100%	100%	100%

The total assets held by The Netherlands Plan and the U.K. Plan account for approximately 90% of the total assets held by the International Plans.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The Netherlands Plan

The Netherlands Plan's long-term target asset allocation is 40% global equity securities, 50% fixed income, and 10% alternative investments.  The Plan’s strategic asset mix was transitioned in 2007 to reduce exposure to equity market risks and to utilize long duration fixed income asset classes levered to achieve a duration to match the plan’s liabilities.  The fixed income securities are denominated in Euro and are issued and/or guaranteed by European Monetary Union governments (mainly Belgium, Germany, France, Italy and The Netherlands).  The fixed income manager may invest in investment grade corporate bonds denominated in Euro.  Investment managers may employ limited use of derivatives, including futures contracts, options on futures, and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets.  Other investments primarily include market neutral, long/short, and event driven-type hedge funds.

The expected long-term rate of return on plan assets was 6.75% for both 2007 and 2006, respectively.  The Plan’s overall expected long-term rate of return on assets assumption is a function of the target asset allocation for plan assets, the long-term equilibrium rate of return for the asset class, plus an incremental return attributable to the active management of plan assets.

U.K. Plan

The target asset allocation for the U.K. Plan is 72% long duration fixed income and 28% of roughly equal proportions of property, hedge, and equity type investments.  The U.K.’s strategic asset mix was transitioned in 2007 to decrease exposure to traditional equity market risks, to utilize asset classes which tend to reduce surplus volatility, and to utilize asset classes where active management has historically generated favorable risk adjusted returns.  To the extent possible, this asset mix is intended to substantially mitigate the impact of changes in interest rates on surplus volatility.

Fixed income securities include both U.K. and non-U.K. Government obligations and high grade corporate debt obligations.  Other investments include a market neutral hedge fund, an international property fund and traditional international and domestic equity.  Investment managers may employ limited use of derivatives, including futures contracts, options on futures, and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets.  The expected long-term rate of return on plan assets was 5.64% and 5.2% for 2007 and 2006, respectively.

Plan Cash Flows

Plan Contributions

During 2007, the Company made contributions to its defined benefit plans totaling $92.1 million, some of which were required by local funding requirements.  The Company presently anticipates making voluntary cash contributions to the U.S. Plan of approximately $22 million during 2008.  Additionally, the Company anticipates making contributions of approximately $8 million to its international defined benefit pension plans in 2008.

Expected Benefit Payments

Expected cash flows for the Company’s future benefit payments expected to be paid from plan or Company assets for its defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension Benefits
	U.S. Qualified	U.S. Non-Qualified	Int’l.	Total	OPEB
2008	$89	$5	$17	$111	$15
2009	90	5	18	113	14
2010	90	5	18	113	14
2011	91	5	20	116	13
2012	92	5	20	117	13
2013 through 2017	487	21	109	617	54

10. Defined Contribution Plans

The Company sponsors defined contribution plans or the equivalent thereof in various jurisdictions in which it operates.  The most significant of these plans is the Hercules Incorporated Savings and Investment Plan (the “Plan”).  The Plan is a tax qualified defined contribution 401(k) plan which covers substantially all U.S. employees.  Under the Plan, the Company will contribute an amount equal to 50% of the first 6% of the employees’ qualified contributions.  The Company’s contributions are made in the form of Hercules common stock, which vests immediately, contributed through an Employee Stock Ownership Plan Trust (“ESOP Trust”).  The Company-contributed common stock may be immediately transferred to other available investment funds.  The Company also makes voluntary contributions to employees’ accounts under the Plan based on the Company’s achievement of certain annual financial performance goals.  Voluntary contributions can be made in the form of shares from the ESOP Trust, shares from Reacquired stock and cash at the Company’s discretion.  Matching contributions to the Plan and other voluntary contributions on a combined basis were $10.7 million, $7.4 million and $5.5 million for 2007, 2006 and 2005, respectively.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

A total of 391,648, 362,422 and 403,789 shares were allocated by the ESOP Trust during 2007, 2006 and 2005, respectively.  The difference between the cost and fair market value of these allocated shares was $4.5 million, $6.4 million and $5.0 million for the years 2007, 2006 and 2005, respectively, and was reflected in Additional paid-in capital.  Unallocated shares held by the ESOP Trust are reflected as Unearned compensation within Stockholders’ equity and have a cost basis of $31.625 per share representing $29.8 million and $42.1 million as of December 31, 2007, respectively.  As of December 31, 2007 and 2006, the ESOP Trust had $18.2 million and $28.3 million, respectively, payable to the Company under its loan agreement.  The Company has an offsetting receivable, which is eliminated in consolidation.

Shares held by the ESOP Trust as of December 31, were as follows:

	2007	2006
Allocated	1,155,021	1,200,346
Unallocated	942,239	1,332,965
	2,097,260	2,533,311

11.	Asset Retirement Obligations and Environmental Contingencies

The following table provides a reconciliation of changes in the AROs and environmental contingencies during the period:

	Active Sites	Inactive Sites	Total
Balance at January 1, 2006	$10.2	$85.4	$95.6
Settlement payments	(4.3)	(15.9)	(20.2)
Changes in estimated obligations and accretion	4.0	1.6	5.6
Foreign currency translation	0.2	0.4	0.6
Balance at December 31, 2006	$10.1	$71.5	$81.6
Settlement payments	(1.7)	(10.8)	(12.5)
Changes in estimated obligations and accretion	2.2	6.3	8.5
Foreign currency translation	0.2	0.5	0.7
Balance at December 31, 2007	$10.8	$67.5	$78.3

As of December 31, 2007, $18.3 million is included in Accrued expenses representing amounts to be settled during 2008 and the remaining $60.0 million is included in Deferred credits and other liabilities.  A total of $5.3 million is attributable to environmental remediation costs associated with current and former operating sites. Excluded from the table above is $20.0 million and $123.5 million, as of December 31, 2007 and 2006, respectively, attributable to claims and cumulative interest related to the Vertac site as discussed further in Note 12.

12. Commitments and Contingencies

Guarantees

In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), disclosures about each group of similar guarantees are provided below:

Indemnifications

In connection with the acquisition, disposition, and purchase or sale of Company assets and businesses, the Company has indemnified against certain liabilities that may arise in connection with the relevant transactions and business activities.  The terms of these indemnifications typically pertain to environmental, tax, employee and/or product related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to protect, defend, and/or indemnify the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and/or other restrictions and limitations.  The carrying amount recorded for indemnifications as of December 31, 2007, all of which are attributable to business disposition transactions, was $41.2 million and is reflected as a component of Deferred credits and other liabilities on the Consolidated Balance Sheet.  Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.  Generally, there are no specific recourse provisions.

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

Debt and Other Obligations

The Company has directly guaranteed up to $49.6 million of various obligations under agreements with third parties related to subsidiaries, VIEs and affiliates of which $32.0 million is outstanding.  The outstanding balance reflects guarantees of debt for terms of varying length as well as a guarantee related to a foreign-based pension plan with an indefinite term.  The Company has also provided $3.1 million in collateral in the form of a mortgage security for  the aforementioned pension plan.  Existing guarantees for subsidiaries and affiliates arose from liquidity needs in normal operations.

Leases

Hercules has operating leases (including office space, transportation and data processing equipment) expiring at various dates.  Lease expense of $21.0 million, $19.7 million and $20.6 million in 2007, 2006 and 2005, respectively, is net of sub-lease income of $5.1 million, $5.1 million and $5.2 million in 2007, 2006 and 2005, respectively.

At December 31, 2007, minimum rental payments under non-cancelable leases aggregated $128.1 million with offsetting subleases of $28.1 million.  A significant portion of these payments relate to a long-term operating lease for corporate office facilities.  The minimum payments over the next five years, net of minimum sublease receipts, are $21.2 million in 2008, $29.1 million in 2009, $15.0 million in 2010, $12.5 million in 2011, $11.4 million in 2012 and $10.8 million thereafter.

Environmental

In the ordinary course of its business, the Company is subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances.  Changes in these laws and regulations may have a material adverse effect on the Company’s financial position, results of operations and cash flows.  Any failure by the Company to adequately comply with such laws and regulations could subject the Company to significant future liabilities.  The Company has established procedures for identifying environmental issues at its plant sites.  In addition to environmental audit programs, the Company has environmental coordinators who are familiar with environmental laws and regulations and act as a resource for identifying environmental issues.

The Company has been identified as a potentially responsible party (“PRP”) by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites.  The Company becomes aware of sites in which it may be named a PRP through correspondence from the U.S. Environmental Protection Agency (“EPA”) or other government agencies or from previously named PRPs, who either request information or notify the Company of its potential liability.

While the Company is involved in numerous environmental matters, the following matters are described below because they are currently viewed by management as potentially material to the Company’s consolidated financial position, results of operations and cash flows.

 United States of America v. Vertac Chemical Corporation, et al., No. 4:80CV00109 (United States District Court, Eastern District of Arkansas, Western Division)

This case, a cost-recovery action based upon the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or the “Superfund statute”), as well as other statutes, has been in litigation since 1980, and involves liability for costs incurred by the EPA in connection with the investigation and remediation of the Vertac Chemical Corporation (“Vertac”) site in Jacksonville, Arkansas, which was used for the manufacture of certain herbicides and, at the order of the United States, Agent Orange.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The procedural history of this litigation is discussed in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and in other reports subsequently filed by the Company with the U.S. Securities and Exchange Commission (“SEC”).  In summary, following extended litigation and appeals, a final judgment against the Company was entered in 2005 by the U.S.  District Court for the Eastern District of Arkansas, and upheld in 2006 by the U.S. Court of Appeals for the 8th Circuit.  The appellate process ended in 2007 when the U.S. Supreme Court denied the Company’s Petition for Certiorari.  On May 18, 2007, the Company paid to the United States a total of $124.5 million.  As a result, the judgment against the Company has been satisfied, except for such amounts as may be owed to the United States for additional response costs incurred since June 1, 1998.

On July 20, 2007, the Company received a claim from the United States seeking reimbursement of approximately $19 million for response costs incurred since June 1, 1998, including interest through various points in time preceding May 26, 2007, depending upon the specific cost item claimed.  The Company is reviewing these costs to determine whether they are properly recoverable.  Should the Company determine that certain costs may not be properly recoverable, the Company will seek to have the United States’ claim reduced accordingly.  In the meantime, as of December 31, 2007, the Company has accrued $20.0 million, including interest, representing the Company’s share of the amount specified by the United States in its claim for reimbursement.  The Company will continue to accrue interest on this amount until payment is made.

Alleghany Ballistics Laboratory

The Alleghany Ballistics Laboratory (“ABL”) is a government-owned facility which was operated by the Company from 1945 to 1995 under contract with the United States Department of the Navy (the “Navy”).  The Navy advised the Company that, pursuant to CERCLA, it anticipated spending a total of approximately $76 million with respect to certain environmental liabilities which the Navy alleged were attributable to the Company’s past operations at ABL.  Following negotiations, the Company and the Navy agreed to resolve this matter pursuant to a Consent Decree for a payment of approximately $13 million, which was approved by the U.S. District Court for the Northern District of Virginia, and which was paid in December 2007.

Clean Air Act Notice of Violation

On December 23, 2005, EPA Region III issued a Notice of Violation (“NOV”) to the Company and to Eastman Chemical Company (“Eastman”) alleging various violations of the Clean Air Act, primarily focused on the Act’s requirements governing emissions of volatile organic compounds, at a manufacturing facility located in West Elizabeth, Pennsylvania. (In the Matter of Eastman Company and Hercules Incorporated, EPA Region III, Docket No. CAA-III-06-011.)  That facility was sold to Eastman as part of the Company's divestiture of its Resins business in May 2001.  The EPA has not specifically made a demand for monetary penalties upon the Company and Eastman.  The Company is continuing to investigate the allegations set forth in the NOV, as well as any indemnification obligations that it may owe to Eastman pursuant to the terms of the purchase and sale agreement.  At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to this matter and, accordingly, has not included this matter in the accrued liability for environmental matters reported below.

Range of Exposure

The reasonably possible share of costs for environmental matters involving current and former operating sites, including those with identified AROs (see Note 11), the Vertac site, and other locations where the Company may have a liability, is approximately $98 million as of December 31, 2007.  These accrued liabilities are evaluated at least quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs.  The actual costs for these matters will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the remedial activity required, which could last for an extended number of years.  While it is not feasible to predict the outcome of all pending environmental matters, the ultimate resolution of one or more of these environmental matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Litigation

The Company is involved in litigation arising out of or incidental to the conduct of its business.  Such litigation typically falls within the following broad categories: environmental, including environmental litigation (see above); antitrust; commercial; intellectual property; labor and employment; personal injury; property damage; product liability; and toxic tort.  These matters typically seek unspecified or large monetary damages or other relief, and may also seek punitive damages.  While it is not feasible to predict the outcome of all pending matters, the ultimate resolution of one or more of these matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.  While the Company is involved in numerous matters, certain matters are described above and below because they are currently viewed by management as potentially material.  From time to time, management may determine (based on further analysis or additional information that becomes available through discovery or otherwise) that other matters are or have become potentially material to the Company.  As appropriate, descriptions of such matters will be included in the periodic report following such determination.  Occasionally, management may not determine that a matter is material until it has been settled or otherwise resolved.  In such a situation, that matter may not have been described in the Company’s periodic reports prior to such settlement or resolution, but the impact of such settlement or resolution would be reflected in the financial statements included in the periodic report following such settlement or resolution.

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

As of December 31, 2007, there were approximately 25,562 unresolved claims, of which approximately 925 were premises claims and the rest were products claims.  There were also approximately 1,885 unpaid claims which have been settled or are subject to the terms of a settlement agreement.  Between January 1, 2007 and December 31, 2007, the Company received approximately 1,130 new claims.  During that same period, the Company spent $24.9 million to resolve and defend asbestos matters, including $15.8 million directly related to settlement payments and $9.1 million for defense costs.

As discussed in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and in other reports subsequently filed by the Company with the SEC, in 2002, the Company commenced litigation against its excess insurance carriers seeking coverage for the Company’s asbestos-related liabilities.  In 2004, that litigation was resolved through several settlements, resulting in recoveries from some insurers (both cash payments and monies placed into trust to be used to reimburse the Company for monies spent in connection with these liabilities), and agreements with other insurers to cover certain of these liabilities in the future (see paragraph below).  As of December 31, 2007, all of the cash recovered and all of the monies placed into trust have been used by the Company with respect to these liabilities or for other corporate purposes, except for approximately $24 million remaining in trust and to be paid into trust during the first quarter of 2008.

With respect to the agreements reached to cover these liabilities in the future, effective October 13, 2004, the Company reached a confidential settlement agreement with its remaining solvent excess insurers whereby a significant portion of the costs incurred by the Company with respect to future asbestos product liability claims will be reimbursed, subject to those claims meeting certain qualifying criteria (the “Future Coverage Agreement”).  That agreement is not expected to result in reimbursement to the Company, however, unless and until defense costs and settlement payments for qualifying asbestos products claims paid by the Company subsequent to the effective date of the agreement aggregate to approximately $330 million to $370 million, with the foregoing approximation based on various assumptions, including that there are sufficient qualifying claims to require such payments, that for such qualifying claims the time periods of each claimant’s alleged exposure to asbestos products falls within the time periods specified in the Future Coverage Agreement, and that each of the participating insurers remain solvent and honor their commitments under the terms of the Future Coverage Agreement.  The Company expects that such amounts, if required to be paid, would be paid by the Company using monies from the settlements described above and from other sources.  If and when such amounts are paid by the Company, the insurers’ obligations pursuant to the terms of the Future Coverage Agreement would be triggered, and the participating insurers would thereafter be required to pay their allocated share of defense costs and settlement payments for asbestos product liability claims that qualify for reimbursement subject to the limits of their liability pursuant to the terms of the Future Coverage Agreement, which limits are believed to be sufficient to cover the insurers’ allocated shares of an amount that exceeds the high end of the reasonably possible range of financial exposure described below.  The Company will be responsible for the share of such costs and payments that are not reimbursed by the participating insurers pursuant to the terms of the Future Coverage Agreement, as well as for such costs and payments for those claims that do not qualify for reimbursement under the terms of the Future Coverage Agreement.  Should asbestos reform legislation be passed, some or all of the obligations under the Future Coverage Agreement will be suspended for so long as such legislation remains in effect.  As of December 31, 2007, defense costs and settlement payments for qualifying asbestos products claims of approximately $104 million have been credited towards the range of $330 million to $370 million noted above.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

In connection with the prior settlements involving payments of cash or the placement of monies into trust, in general, the Company released the insurers with which it settled from past, present and future claims under their policies, agreed to the cancellation of those policies and agreed to indemnify those insurers from any claims asserted under their policies.  As a result, substantial amounts of insurance coverage that would have been available to cover both asbestos claims and other insured claims have been cancelled and will no longer be available to cover such claims.  In connection with the Future Coverage Agreement, the Company released the participating insurers from liability under their insurance policies only with respect to asbestos product liability claims, with the sole liability of those insurers for asbestos product liability claims being controlled by the Future Coverage Agreement, but with their insurance policies remaining potentially available to respond to other insured claims to the extent such policies are triggered, have available limits, and provide coverage for such claims.

Upon exhaustion of the monies in trust, which exhaustion is likely to occur during 2008, the Company will be required to fund its asbestos-related liabilities until the insurers’ obligations under the Future Coverage Agreement are triggered.  If and when those obligations are triggered, the Company and the insurers will share the costs of defending and settling qualifying asbestos product liability claims, with the amounts paid by the Company versus the amounts reimbursed pursuant to the Future Coverage Agreement expected to vary significantly over time, and with the Company typically bearing a larger share than such participating insurers.

In January 2008, a study commissioned by the Company and prepared by a recognized expert at a major national university, who is a member of the American Academy of Actuaries with broad experience in estimating asbestos-related liabilities, was updated to take into account the then most current data concerning, among other factors, the Company’s claims and payment experience.  As a result, the Company has decreased the reasonably possible exposure for these matters as of December 31, 2007 to a range of $255 million to $750 million (as compared to the prior range of $270 million to $770 million).  Due to inherent uncertainties in estimating the timing and amounts of future payments, this range does not include the effects of inflation and has not been discounted for the time value of money.  In addition, the range of financial exposures set forth above does not include estimates for future legal costs.  It is the Company’s policy to expense these legal costs as incurred.  Cash payments related to this exposure are expected to be made over an extended number of years and actual payments, when made, could be for amounts in excess of the range due to potential future changes in estimates as well as the effects of inflation.

The foregoing is based on the Company’s assumption that the number of future claims filed per year and claim resolution payments will vary considerably from year-to-year and by plaintiff, disease, venue and other circumstances, but will, when taken as a whole, remain relatively consistent with the Company’s experience to date and will decline as the population of potential future claimants expires due to non-asbestos-related causes.  It is also based on the results of the updated study and the status of the Company’s settlements with its insurers, as described above.  However, the Company recognizes that the number of future claims filed per year and claim resolution payments could greatly exceed those reflected by its past experience and contemplated by the study referenced above, that the Company’s expectations regarding the range of its reasonably possible financial exposure could change as the study referenced above is periodically updated, and that its evaluation of the total payments to be received from its insurers may change depending upon numerous variables including potential legislation and the risk that one or more insurance carriers may refuse or be unable to meet their obligations to the Company.  Moreover, while the expert noted above has applied his methodology in determining the Company’s reasonably possible range of exposures for these liabilities on a consistent basis, other methods in practice exist which place a differing degree of emphasis on the underlying variables used to measure asbestos-related contingencies.  Such other methods could yield significantly different ranges of reasonably possible exposures.

Due to the dynamic nature of asbestos litigation, the Company’s estimates are inherently uncertain, and these matters may present significantly greater financial exposures than presently anticipated.  In addition, the Company intends to continue to periodically update the asbestos study referenced above, and further analysis combined with new data received in the future could result in a material modification of the range of reasonably possible financial exposure set forth above.  As a result of all of the foregoing, the Company’s liability with respect to asbestos-related matters could vary significantly from present estimates and may require a material change in the accrued liability for these matters within the next 12 months.  If the Company’s liability does exceed amounts sufficient to trigger the obligations under the Future Coverage Agreement, the Company presently believes that a significant portion of the liability it may reasonably anticipate from and after the date that such obligations are triggered will be reimbursed by monies to be received pursuant to the Future Coverage Agreement.

The findings of the updated study referenced above identified a range of the Company’s reasonably possible financial exposure for these asbestos-related matters.  The Company adjusted its accrual for present and future potential asbestos claims before anticipated insurance recoveries at December 31, 2007 to $255.0 million, reflecting the low end of the range noted above in accordance with GAAP (since no amount within the range is a better estimate than any other amount).

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table presents the beginning and ending balances and balance sheet activity for the Company’s asbestos-related accounts for the year ended December 31, 2007.

	Balance January 1, 2007	Interest Income/ Accrual adjustments, net	Insurance Recovered/ Liabilities Settled	Accretion/ Reclassifi- cation	Balance December 31, 2007
Asbestos-related assets:
Insurance receivable - current	$—	$4.0	$—	$—	$4.0

Insurance receivable – non-current	32.8	—	(16.5)	0.5	16.8
Restricted cash in trust	54.7	1.5	(48.9)	—	7.3
Noncurrent asbestos-related assets	87.5	1.5	(65.4)	0.5	24.1
Total asbestos-related assets	$87.5	$5.5	$(65.4)	$0.5	$28.1
Asbestos-related liabilities:
Current reserve for claims	$36.4	$—	$—	$(8.4)	$28.0
Noncurrent reserve for claims	233.6	0.8	(15.8)	8.4	227.0
Total asbestos-related liabilities	$270.0	$0.8	$(15.8)	$—	$255.0

The Company, in conjunction with outside advisors, will continue to study its asbestos-related matters, insurance recovery expectations and reserves on an ongoing basis, and make adjustments as appropriate.

Composite Products Antitrust and Qui Tam Matters

Commencing in 1999, the Company was one of several companies sued in a series of civil antitrust and related lawsuits concerning the pricing and sale of carbon fiber and carbon prepreg products.  Those products were manufactured and sold by the Company’s former Composite Products division, which division was sold to Hexcel Corporation in 1996.  As discussed in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and in other reports subsequently filed by the Company with the SEC, all of those lawsuits were resolved through settlements.  It was also previously reported that the Company had reached a settlement agreement in principle with two former customers that had opted out of one of those lawsuits.  In December 2007, the Company finalized its settlement with those two former customers and funded that settlement in full.  As a result, all of these lawsuits and claims have now been resolved through settlement.

In May 2007, Cytec Engineered Materials, Inc. filed two lawsuits against the Company and B.P. Amoco Polymers, Inc. (and allegedly related entities), one in federal court (Cytec Engineered Materials, Inc. v. B.P. Amoco Polymers, Inc., et al., Case No. SACV 07-528 FMC (RNBx), U.S. District Court, Central District of California, Western Division), and one in state court (Cytec Engineered  Materials, Inc. v. B.P. Amoco Polymers, Inc., et al., Case No. BC370895, California Superior Court, Los Angeles County).  These lawsuits assert claims against the Company for damages as a result of some of the anticompetitive activities alleged in the now resolved lawsuits described in the above paragraph.  The Company currently believes that the lawsuits brought by Cytec are without merit and intends to vigorously defend them.

In December 2004, the Company filed a lawsuit against Hexcel Corporation (“Hexcel”) (Hercules Incorporated v. Hexcel Corporation, Supreme Court of the State of New York, County of New York, Index No.04/604098) seeking indemnification for the settlements described above.  The lawsuit against Hexcel is based on the terms of the purchase and sale agreement by which the Company sold its Composite Products division to Hexcel in 1996.  In response, Hexcel denied liability and filed a counter-claim also seeking indemnification.  Both parties filed motions for summary judgment.  In April 2007, the trial court granted Hexcel’s motion for summary judgment and denied the Company’s motion for summary judgment, ruling that the Company is not entitled to indemnification from Hexcel.  The Company has appealed those rulings to the Supreme Court of New York, Appellate Division.  By Decision and Order dated February 7, 2008, the Appellate Division affirmed the trial court’s rulings.  The Company is evaluating its options.

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

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

On June 9, 2003, the U.S. Supreme Court affirmed the decision of the U.S. Court of Appeals for the Second Circuit in a case captioned Dow Chemical Company, et al. v. Daniel Raymond Stephenson, et al., 123 S. Ct. 2161 (2003), where plaintiffs Stephenson and Isaacson (in separate but consolidated cases) alleged that they were injured from exposure to Agent Orange and that such injury did not manifest until after exhaustion of the settlement fund created through the 1984 class action settlement.  As a result of that decision, the claims of persons who allege injuries due to exposure to Agent Orange and whose injuries first manifest themselves after exhaustion of the settlement fund created through the 1984 class action settlement may no longer be barred by the 1984 class action settlement and such persons may now be able to pursue claims against the Company and the other former manufacturers of Agent Orange.

Currently, the Company is a defendant in approximately thirty-one lawsuits (including two purported class actions) where plaintiffs allege that exposure to Agent Orange caused them to sustain various personal injuries.  These alleged exposures typically occurred while plaintiffs were engaged in activities on behalf of the military, although one of the lawsuits alleges that civilians who resided near a military base were exposed as a result of leakage from drums of Agent Orange that were stored at the base.  On February 9, 2004, the U.S.  District Court for the Eastern District of New York issued a series of rulings granting several motions filed by defendants in the two cases that had been remanded to the U.S. District Court by the U.S. Court of Appeals for the Second Circuit on remand from the U.S. Supreme Court (In re: “Agent Orange” Product Liability Litigation: Joe Isaacson, et al v. Dow Chemical Company, et al. and Daniel Raymond Stephenson, et al. v. Dow Chemical Company, et al.  (MDL 381, CV 98-6383 (JBW), CV 99-3056 (JBW))).  In relevant part, those rulings held that plaintiffs’ claims against the defendant manufacturers of Agent Orange that were brought in the state courts are properly removable to federal court under the “federal officer removal statute” and that such claims are subject to dismissal by application of the “government contractor defense.” By Orders dated March 2, 2005, the District Court dismissed plaintiffs’ claims in all of the lawsuits that were before it at that time.  Plaintiffs appealed those dismissals to the U.S. Court of Appeals for the Second Circuit.  By Opinions dated February 22, 2008, the Court of Appeals affirmed the rulings of the District Court with respect to the removal to federal court and the applicability of the “government contractor defense” to those actions brought by persons alleging exposure to Agent Orange while engaged in activities on behalf of the military, and affirmed the District Court’s dismissals of those actions.  (Joe Isaacson, et al. v. Dow Chemical Company, et al., Docket No. 05-1820-cv, and additional docket numbers, and J. Michael Twinam, et. al. v. Dow Chemical Company, et al., Docket No. 05-1760-cv, and additional docket numbers.)  It is possible that plaintiffs will seek re-hearing and/or re-hearing en banc by the Court of Appeals and/or file a Petition for Writ of Certiorari in the United States Supreme Court.

In addition, in January 2004, the Company was sued in a purported class action filed in the United States District Court for the Eastern District of New York by The Vietnam Association for Victims of Agent Orange/Dioxin and several individuals who claim to represent between two and four million Vietnamese who allege that Agent Orange used by the United States during the Vietnam War caused them or their families to sustain personal injuries.  (The Vietnam Association for Victims of Agent Orange/Dioxin, et al. v. The Dow Chemical Company, et al., Civil Action No. 04 CV 0400 (JBW)).  That complaint alleges violations of international law and war crimes, as well as violations of the common law for products liability, negligence and international torts.  The defendants moved to dismiss this case on several grounds, including failure to state a claim under the Alien Tort Claims Statute, lack of jurisdiction and justiciability, the bar of the statute of limitations, failure to state claims for violations of international law, and the “government contractor defense.”  A hearing on these motions was held on February 28, 2005.  By order dated March 10, 2005, the District Court dismissed this lawsuit.  Plaintiffs appealed that dismissal to the U.S. Court of Appeals for the Second Circuit.  By Opinion dated February 22, 2008, the Court of Appeals affirmed the dismissal of this lawsuit by the District Court.  (Vietnamese Association for Victims of Agent Orange, et al. v. Dow Chemical Company, et al., Docket No. 05-1953-cv.)  It is possible that plaintiffs will seek re-hearing and/or re-hearing en banc by the Court of Appeals and/or file a Petition for Writ of Certiorari in the United States Supreme Court.

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

Other Litigation

The Company is one of several defendants that had been sued by over 2,000 individuals in a series of lawsuits, including a purported class action lawsuit, captioned Jerry Oldham, et al. v. The State of Louisiana, et al., Civil Action No. 55,160, John Capone, et al. v. The State of Louisiana, et al., Civil Action No. 56,048C, and Georgenner Batton, et al. v. The State of Louisiana, et al., Civil Action No. 55,285, all brought in the 18th Judicial District Court, Parish of Iberville, Louisiana.  The plaintiffs, who claimed to have worked or lived at or around the Georgia Gulf facility in Iberville Parish, Louisiana, alleged injury and fear of future illness from the consumption of contaminated water and, specifically, elevated levels of arsenic in that water.  As to the Company, plaintiffs alleged that the Company itself and as part of a joint venture operated a nearby plant and, as part of those operations, used a groundwater injection well to dispose of various wastes, and that those wastes contaminated the potable water supply at Georgia Gulf.  In August 2005, the Company and several other defendants entered into an agreement to settle these matters with the Company paying $1.4 million.  On May 4, 2006, the Court granted settlement class certification.  Following notice and a fairness hearing, the Court approved the settlement through entry of a Final Order and Judgment dated August 16, 2007.  The Final Order and Judgment will become final once the dismissals of plaintiffs’ claims are filed.  Thereafter, the settlement funds can be distributed.

Acevedo, et al. v. Union Pacific Railroad Company, et al., Cause No. C-4885-99-F, 332nd Judicial District Court, Hidalgo County, Texas (2001), and related lawsuits, are mass toxic tort lawsuits alleging pesticide exposure relating to operations at a former pesticide formulation facility in Mission, Texas.  There are currently approximately 1,900 plaintiffs and approximately 30 defendants, including the Company.  Plaintiffs include former workers at the pesticide formulation facility, and persons who currently reside, or in the past resided, near the facility.  All plaintiffs allege personal injuries and/or property damage.  The vast majority of the plaintiffs allege residential exposure to a variety of pesticide and chemical products as a result of leaks, spills, flooding, and airborne emissions from the pesticide formulation facility.  It is alleged that certain of the Company’s products were sold to or used by the pesticide formulation facility prior to its ceasing operations in 1967.  In November 2004, Defendants filed a Petition for a Writ of Mandamus in the Texas Supreme Court seeking to set aside an order consolidating the claims of certain plaintiffs for trial, and seeking to require the plaintiffs to provide certain evidence of exposure and injury before being permitted to proceed in court.  On June 15, 2007, the Texas Supreme Court issued an opinion captioned In Re Allied Chemical Corp., et al. (No. 04-1023), wherein the Texas Supreme Court supported the defendants’ arguments and required the trial court to require plaintiffs to provide evidence which specifically connects a defendant’s products with a plaintiff’s alleged personal injury, and then to provide to defendants a reasonable time to prepare for trial.  While it is not yet clear how that decision will impact this litigation, the Company believes that the decision will assist it in defending plaintiffs’ personal injury claims.  On October 10, 2007, the trial court granted plaintiffs’ motion to sever the claims of one individual plaintiff so that such plaintiff’s claims can be separately tried.  (Guadalupe Garza v. Allied Chemical Corp., et al., Cause No. C-4885-99-F(10), 332nd Judicial District Court, Hidalgo County, Texas.)  Discovery is in progress and trial of the Garza matter has been set for October 20,  2008.  The Company continues to deny any liability to plaintiffs and to vigorously defend these matters.

Amounts Accrued for Non-Asbestos Litigation

During the period January 1, 2007 through December 31, 2007 no significant accruals for non-asbestos and non-environmental litigation were established.  During that same time period, settlement payments for non-asbestos and non-environmental litigation were $6.0 million.  The December 31, 2007 Consolidated Balance Sheet reflects a current liability of $2.7 million for non-asbestos and non-environmental related litigation matters, representing management’s best estimate of the probable and reasonably estimable losses for such matters.  A separate liability is provided for the Vertac litigation.  While it is not feasible to predict the outcome of all pending legal proceedings, it is reasonably possible that an exposure to loss exists in excess of the amounts accrued for these and other matters, and the ultimate resolution of one or more of these matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

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

13.          Stock-Based Compensation

In addition to cash compensation, the Company provides for the grant of stock options and the award of restricted common stock and other market-based units to key employees and non-employee directors under the following plans: (1) Hercules Incorporated Long Term Incentive Compensation Plan (“LTICP”), (2) Management Incentive Compensation Plan (“MICP”), and (3) Hercules Incorporated Omnibus Equity Compensation Plan for Non-Employee Directors (“Omnibus Plan”) (collectively, the “Plans”).  As of December 31, 2007, 8,954,274 shares were available for grant under the Plans as stock awards or stock option awards.  A summary of the valuation for share-based awards granted under the Plans as well as a summary of award activity is described in further detail below.

Stock Options

Regular stock options are granted under the Plans at the market price on the date of grant or measurement date and are exercisable at various periods from one to nine years after date of grant.  Performance accelerated stock options (“PASOs”) are also granted at the market price at the date of grant and are normally exercisable at nine and one-half years.  Exercisability may be accelerated based upon the achievement of predetermined performance goals.  Both regular stock options and PASOs expire ten years after the date of grant.  These awards are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement or other specified events.  The Plans do not provide the award recipients the ability to request a cash settlement except in the case of a standard cashless exercise program or sale for taxes.

The fair value of option awards granted during 2007, 2006 and 2005 is measured on the date of grant using the Black-Scholes option pricing model and the weighted-average assumptions in the following table:

	2007	2006	2005
Expected volatility	29.91%	30.10%	28.65%
Expected dividend yield	0.10%	0.00%	0.00%
Expected life (in years)	6.0	6.0	6.0
Risk-free interest rate	4.63%	4.60%	4.08%

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

A summary of stock option activity under the Plans during 2007, 2006 and 2005 is presented as follows:

	Regular		Performance Accelerated
	Number of Shares	Weighted- average Price	Number of Shares	Weighted- average Price
Outstanding at January 1, 2005	11,037,884	$24.22	3,815,975	$45.03
Granted	224,229	14.01	—	—
Exercised	(200,752)	11.53	—	—
Forfeited	(2,679,349)	33.45	(2,473,860)	45.87
Outstanding at December 31, 2005	8,382,012	$21.31	1,342,115	$43.49
Granted	503,430	12.52	—	—
Exercised	(2,966,552)	12.29	—	—
Forfeited	(1,241,595)	32.12	(621,125)	46.67
Outstanding at December 31, 2006	4,677,295	$23.22	720,990	$40.75
Granted	254,133	20.89	—	—
Exercised	(463,034)	14.13	—	—
Forfeited	(820,520)	38.94	(235,790)	40.03
Outstanding at December 31, 2007	3,647,874	$20.68	485,200	$41.09
Exerciseable at December 31, 2007	3,072,382	$21.52	201,795	$46.02

Following is a summary of stock options outstanding and exercisable at December 31, 2007:

	Outstanding Options			Exercisable Options
	Outstanding	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Exercisable	Weighted- average Exercise Price
Regular Stock Options
$8.50 - $11.75	496,650	4.07	$11.10	496,650	$11.10
$11.76 - $15.00	1,210,790	6.27	$12.51	890,316	$12.51
$15.01 - $25.00	618,551	2.74	$17.28	593,666	$17.20
$25.00 - $33.75	597,158	3.94	$23.87	367,025	$25.65
$33.76 - $40.00	473,525	1.47	$37.66	473,525	$37.66
$40.01 - $48.00	251,200	0.35	$47.75	251,200	$47.75
	3,647,874			3,072,382
Aggregate intrinsic value	$ 77.3			$ 66.0

Performance-Accelerated Stock Options
$25.00 - $35.30	3,375	0.95	$27.53	925	$32.75
$35.31 - $43.65	314,005	1.34	$37.65	33,050	$37.56
$43.66 - $48.75	167,820	0.35	$47.81	167,820	$47.81
	485,200			201,795
Aggregate intrinsic value	—			—

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

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

A summary of restricted stock award activity under the Plans during 2006 and 2007 is presented as follows:
	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2006	2,093,631	$11.38
Granted	516,252	12.47
Vested	(430,482)	9.17
Forfeited	(121,993)	12.36
Outstanding at December 31, 2006	2,057,408	$12.05
Granted	387,183	20.84
Vested(1)	(609,591)	11.89
Forfeited	(6,784)	18.63
Outstanding at December 31, 2007	1,828,216	$13.94

(1)Includes 547,113 shares attributable to the accelerated vesting of certain 2004 restricted stock awards due to the achievement of specific share price performance benchmarks upon the February 2007 anniversary date.

Restricted stock awards granted during 2005 through 2007 vest based on relative stock performance over a period of three to seven years from the date of grant.  Vesting can be accelerated to as early as three years from the date of grant or delayed to seven years based upon share price fluctuation with a market-based benchmark.  Currently, these awards are being amortized over a five year period.  Restricted stock awards granted in periods prior to 2005 include awards which vest based on continuous service.  The total number of restricted stock awards that are expected to vest is adjusted by estimated forfeiture rates.

Supplemental Stock-Based Compensation Disclosures
	2007	2006
Unrecognized compensation cost:
Stock options	$1.7	$1.6
Restricted stock	$13.0	$12.9

Weighted-average remaining periods for recognition (years):
Stock options	1.5	1.9
Restricted stock	3.4	3.5

Compensation cost recognized:
Stock options	$1.9	$1.6
Restricted stock (1)	$7.5	$5.4

Fair value of options granted (per share)	$8.16	$4.86
Intrinsic value of options exercised	$2.7	$17.1

Tax benefits recognized in Additional paid-in capital:
Stock options	$2.4	$5.8
Restricted stock	$2.9	$0.4

(1)Includes approximately $3 million attributable to the accelerated vesting of certain 2004 restricted stock awards due to the achievement of specific share-price performance benchmarks upon the February 2007 anniversary date

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

14.	Stockholders’ Equity

Series Preferred Stock

There are 2,000,000 shares of series preferred stock without par value authorized for issuance, none of which have been issued.

Common Stock and Reacquired Stock

Hercules common stock has a stated value of $25/48, and 300,000,000 shares are authorized for issuance.  As of December 31, 2007, a total of 19,843,648 shares were reserved for issuance for the following purposes: 4,133,074 shares for the exercise of awards under the Stock Option Plan; 8,954,274 shares for awards under incentive compensation plans; 152,086 shares for conversion of debentures; and 6,604,214 shares for exercise of the warrant component of the CRESTSSM Units.

A reconciliation of common stock share activity is provided as follows:
	Common Stock	Reacquired Stock
Balances at January 1, 2005	159,984,444	47,842,836
Exercise of stock options	—	(200,752)
Issuance of stock awards, net of forfeitures	—	(461,658)
Sales for taxes	—	66,918
Balances at December 31, 2005	159,984,444	47,247,344
Conversion of debentures	13,485	—
Exercise of stock options	—	(2,966,552)
Issuance of stock awards, net of forfeitures	—	(441,178)
Sales for taxes	—	130,155
Balances at December 31, 2006	159,997,929	43,969,769
Conversion of debentures	6,979	—
Exercise of stock options	—	(463,034)
Issuance of stock awards, net of forfeitures	—	(386,239)
Sales for taxes	—	224,282
Contribution of shares to defined contribution benefit plan	—	(138,858)
Repurchases of common stock(1)	—	2,800,860
Balances at December 31, 2007	160,004,908	46,006,780

(1) A total of 422,200 shares were repurchased at the end of December 2007 and settled in cash during January 2008.  Accordingly, a total of $8.2 million is reflected in Accrued expenses on the Consolidated Balance Sheet as of December 31, 2007.

Accumulated Other Comprehensive Losses

The components of AOCL are as follows:

	December 31,
	2007	2006	2005
Pension and postretirement benefit plan adjustments, net of tax (1)	$(415.4)	$(461.3)	$(415.7)
Foreign currency translation adjustments, net of hedging activities and taxes	100.2	52.5	28.4
Other, net of tax	(0.8)	(0.8)	(0.3)
	$(316.0)	$(409.6)	$(387.6)

(1)Includes the impact of the adoption of SFAS 158 effective December 31, 2006 and minimum pension liability adjustments prior to the adoption of SFAS 158.

The tax impact of charges to the above components of AOCL for the years ended December 31, 2007, 2006 and 2005 is summarized in Note 8.

Retained Earnings

The Company declared cash dividends of $0.05 per share for the third and fourth quarters of 2007.  The dividend for the fourth quarter was paid on January 18, 2008 and is reflected in Accrued expenses on the Consolidated Balance Sheet as of December 31, 2007.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

15.         Additional Balance Sheet Detail
	2007	2006
Property, plant and equipment:
Land	$16.0	$16.4
Buildings and equipment	1,726.4	1,643.0
Construction in progress	113.7	85.0
Total	1,856.1	1,744.4
Accumulated depreciation	(1,196.1)	(1,144.0)
	$660.0	$600.4

	2007	2006
Deferred charges and other assets:
Tax deposits	$3.0	$3.0
Capitalized software, net	20.1	44.8
Prepaid pension assets	10.7	2.2
Cash surrender value of life insurance policies	20.8	22.3
Unamortized debt issuance costs	6.1	7.7
Investment securities available for sale	6.6	2.6
Equity method investments	20.6	27.4
Other	32.2	26.9
	$120.1	$136.9

	2007	2006
Accrued expenses:
Compensation and benefits	$49.6	$53.0
Current portion of postretirement benefits	15.0	16.2
Current portion of asset retirement obligations	18.3	21.0
Severance and other exit costs	19.1	10.5
Interest payable	10.8	14.6
Stock repurchase	8.2	—
Sales rebate accrual	11.7	10.9
Dividend payable	5.8	—
Current pension obligation	5.0	4.9
Litigation accrual	2.7	8.6
Current portion of deferred rent	3.3	3.3
Other taxes payable	3.3	2.8
Other	54.9	46.5
	$207.7	$192.3

	2007	2006
Deferred credits and other liabilities:
Non-current income tax liabilities	$34.6	$41.7
Asset retirement obligations – noncurrent	54.7	55.3
Indemnifications	41.2	41.2
Deferred rent	21.8	26.3
Environmental contingencies	5.3	5.3
Fair value of cross-currency interest rate swaps	112.1	53.2
Workers compensation	13.9	13.9
Other	15.1	18.7
	$298.7	$255.6

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

16.	Restructuring Programs

A summary of charges by program and an allocation to the reporting segments as well as a reconciliation of liabilities attributable to the Company’s restructuring programs is provided as follows:

	Severance	Other Exit Costs	Asset Charges	Total
2007
Business and Corporate infrastructure projects	$13.2	$6.4	$13.7	$33.3
Business and segment realignment projects	4.6	—	—	4.6
Manufacturing rationalization projects	3.6	0.3	0.2	4.1
Research and development consolidation	(0.2)	0.5	0.5	0.8
	$21.2	$7.2	$14.4	$42.8
2006
Business and Corporate infrastructure projects	$2.9	$2.3	$4.4	$9.6
Business and segment realignment projects	9.8	0.4	—	10.2
Manufacturing rationalization projects	0.9	1.0	2.7	4.6
Research and development consolidation	2.6	1.2	1.2	5.0
	$16.2	$4.9	$8.3	$29.4
2005
Business and Corporate infrastructure projects	$4.8	$0.5	$—	$5.3
Business and segment realignment projects	14.5	—	—	14.5
Manufacturing rationalization projects	6.6	0.2	3.1	9.9
Research and development consolidation	3.8	1.4	2.4	7.6
Terpenes specialties exit activities	2.4	—	5.7	8.1
	$32.1	$2.1	$11.2	$45.4
2007
Paper Technologies and Ventures	$4.4	$0.7	$0.2	$5.3
Aqualon Group	3.7	—	—	3.7
Corporate	13.1	6.5	14.2	33.8
	$21.2	$7.2	$14.4	$42.8
2006
Paper Technologies and Ventures	$8.7	$1.8	$3.1	$13.6
Aqualon Group	3.7	0.4	—	4.1
Corporate	3.8	2.7	5.2	11.7
	$16.2	$4.9	$8.3	$29.4
2005
Paper Technologies and Ventures	$17.5	$0.1	$3.0	$20.6
Aqualon Group	3.1	0.2	0.5	3.8
FiberVisions	3.4	—	1.5	4.9
Corporate	5.7	1.8	0.5	8.0
Discontinued operations	2.4	—	5.7	8.1
	$32.1	$2.1	$11.2	$45.4

All restructuring charges are reflected as a component of Other operating expenses in the Consolidated Statements of Operations except those related to the Terpenes Specialties exit incurred during 2005, which are included in the results of discontinued operations.  The restructuring liabilities provided below are reflected in Accrued expenses on the Consolidated Balance Sheets.

	2007	2006	2005
Balance at beginning of the year	$10.5	$16.6	$5.8
Accrued charges for severance and related benefits	21.2	16.2	32.1
Accrued charges for other exit and restructuring costs	5.6	3.8	0.5
Cash payments	(19.2)	(26.9)	(21.4)
Other, including foreign currency translation	1.0	0.8	(0.4)
Balance at end of the year	$19.1	$10.5	$16.6

In addition, the Company made cash payments of $1.6 million, $1.1 million and $1.6 million during 2007, 2006 and 2005, respectively, for certain exit costs that have been paid as incurred and are not included in the reconciliation of accrued restructuring liabilities above.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Business and Corporate Infrastructure Projects

During 2006, the Company initiated a number of restructuring programs, collectively referred to as the Business Infrastructure Project (“BIP”), primarily to reduce stranded corporate costs resulting from the FiberVisions transaction.  An additional objective of the projects is to realign the Company’s support organization through selected outsourcing and offshoring service arrangements.  Ancillary to the BIP is the Company’s commitment to a significant technical and functional upgrade of its primary information technology platform (“IT upgrade”).

In connection with the BIP, over 200 positions worldwide have been or will be eliminated resulting in a total commitment of approximately $30 million over the term of the projects for exit costs and severance and termination benefits including completion bonuses contingent upon the successful transition of job functions and responsibilities to the outsource and offshore service providers.  The plans impact a number of business and corporate functional areas and contemplate individual targets, milestones and scheduling.  Total remaining asset charges, including accelerated depreciation attributable to the reduction in useful lives of existing software development cost assets, is expected to be approximately $4.9 million and will be recorded through the second quarter of 2008.  A total of $16.1 million of severance and termination benefits has been incurred through December 31, 2007 and an additional $3.7 million is anticipated to be incurred through individual dates of completion.  While a substantial number of actions have been completed during 2007, certain actions and cash flows will continue through 2009.

During 2005, the Company initiated and completed several corporate actions resulting in the streamlining of support functions as well as the establishment of its centralized European headquarters in Schaffhausen, Switzerland.  As a result of these actions, the Company eliminated approximately 40 positions in various functional departments and incurred severance costs and relocation costs in connection with the transition to the new headquarters.

Business and Segment Realignment Projects

During 2007 and 2006, the Company’s reporting segments initiated a number of actions to streamline their management, sales and marketing and related support functions in connection with the reporting segment realignment effective January 1, 2006.  These actions resulted in charges for severance costs attributable to approximately 60 employee terminations as well as contract termination costs associated with certain distributor relationships.

Throughout 2005, PTV and Aqualon engaged in significant actions designed to realign their global marketing infrastructure and de-layer management in connection with their regional and strategic business unit plans.  Approximately 80 positions were eliminated on a global basis in connection with these efforts.

Manufacturing Rationalization Projects

During 2007, PTV initiated actions to curtail operations at its Mexico City, Mexico manufacturing facility by early 2008.  Accordingly, employees at that site are accruing severance and termination benefits over the next several months as they provide continuing services through the shut-down which is expected in the first quarter of 2008.  Related to this action was the termination of certain sales and marketing employees in that region as the Company has contracted with a local distributor to assume the servicing of certain customer accounts.  Approximately 40 positions will be eliminated in connection with this action. PTV also initiated a restructuring action at its Voreppe, France manufacturing facility in connection with continuing efforts to realign its European operating profile.  In addition, the Aqualon Group has terminated certain production employees at its Dalton, Georgia manufacturing facility in connection with the discontinuation of a guar production line at that facility.

During 2006, PTV entered into an alliance with MeadWestvaco in which Hercules serves as the distributor for certain rosin-based sizing products produced by Hercules and MeadWestvaco.  As a result of this arrangement, PTV shut down certain production lines at its Savannah, Georgia, Hattiesburg, Mississippi and Portland, Oregon manufacturing facilities.  During 2007 and 2006, severance and termination benefits for employees impacted by the shut-down were recorded in addition to accelerated depreciation for these facilities through the transition period, which ended in the fourth quarter of 2007, as the manufacture of the Hercules products was transferred to MeadWestvaco.

During 2005, PTV announced the closure of its manufacturing facilities in Pendlebury, U.K. and Pandaan, Indonesia in connection with a global manufacturing rationalization.  The closure of these facilities resulted in the elimination of positions and associated severance and termination benefits costs.  In addition, PTV provided for accelerated depreciation charges for these facilities while they remained in operation prior to closure.  The severance costs and accelerated depreciation charges began during 2005 and certain portions carried over to 2006.  The Pendlebury facility was subsequently sold in 2007.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

During 2005, Aqualon terminated certain employees and incurred severance costs and asset impairment charges in connection with various programs at its Parlin, New Jersey, Brunswick, Georgia and Hattiesburg, Mississippi manufacturing facilities as well as the exit costs in connection with the termination of a product distribution agreement.

Also during 2005, FiberVisions ceased production on certain lines at its facilities in North America and reduced headcount at its Varde, Denmark manufacturing facility resulting in the termination of approximately 80 employees and a provision for severance charges.  Write-downs were also provided for the value of certain inventories and spare parts at its Covington, Georgia manufacturing facility.

Research and Development Consolidation

This program was initiated during 2004 in connection with efforts to centralize the Company’s research and development activities into regional centers.  This included the closure of the Company’s facility in Barneveld, The Netherlands and related transfer of activities to the Helsingborg, Sweden site, which now serves as the primary center for PTV application activities in Europe.  This process was completed in 2005 and resulted in the termination of approximately 50 employees.  The Barneveld facility was subsequently sold in 2007.  The Company also closed its facility in Jacksonville, Florida and transferred research and applications development activities from that facility to the Wilmington, Delaware research center (“WRC”).  In connection with this program, the Company substantially expanded and upgraded the WRC as well as its technical staff as this site now serves as the primary research and development facility for the Company in the Americas.  This process was substantially completed in 2006.  However, certain activities and facility reconfiguration activities continued into 2007.  In this domestic phase of the project, the Company eliminated approximately 60 positions.  From the fourth quarter of 2004 through 2007, the Company incurred severance and termination benefits costs, relocation and other exits costs and accelerated depreciation of certain facilities during the transition periods prior to closure.

In connection with the substantial completion of the Research and development consolidation program, the Company is in the process of marketing its former facility in Jacksonville, Florida.  This facility, with a carrying value of $7.7 million is reflected as an asset held for sale and is included in the caption “Other current assets” on the Consolidated Balance Sheet as of December 31, 2007.

Terpenes Specialties Exit

Primarily as a result of the Company’s decision to exit the Terpenes Specialties business during 2005, approximately 50 employees at the Brunswick, Georgia manufacturing facility were terminated.  In addition, certain assets directly attributable to this business were impaired and related supplies inventories were written-down.

17. Other Operating Expense, Net

Other operating expense, net, consists of the following:
	2007	2006	2005
Severance, restructuring and other exit costs, net	$28.4	$21.1	$31.8
Accelerated depreciation and amortization	14.4	5.1	3.5
Asset impairments	—	3.2	2.0
Legal settlements	(1.6)	(2.0)	0.7
Asset retirement and environmental charges	0.4	0.8	0.2
(Gains) losses on asset dispositions, net	(12.4)	(6.2)	0.1
Dismantlement costs	3.2	1.6	—
Other miscellaneous charges	4.5	1.5	1.1
	$36.9	$25.1	$39.4

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

18.         Other Expense, Net

Other expense, net, consists of the following:

	2007	2006	2005
Asbestos-related costs, net	$5.7	$29.0	$44.6
Investment dilution and loss on sale of 51% interest in FiberVisions	2.5	13.3	—
Loss on repurchases of debt	—	11.4	14.2
Asset retirement and environmental charges	7.2	6.5	7.3
Litigation settlements and accruals	16.1	9.2	19.0
Gains on dispositions of assets, net	(3.0)	(1.4)	(10.9)
Other, net	(4.5)	(2.3)	(2.9)
	$24.0	$65.7	$71.3

19.	Discontinued Operations

BetzDearborn Water Treatment Business

During 2007 and 2006, the Company reversed certain tax reserves in the amounts of $8.0 million and $48.7 million, respectively, established with respect to the sale of the Company’s former BetzDearborn Water Treatment business which has been reported as a discontinued operation (see Note 8).

Terpenes Specialties

In December 2005, the Company announced its intention to exit the unprofitable terpenes specialties business.  The results of operations for the terpenes specialties business are reported as a discontinued operation for 2006 and 2005.

The following are the summarized results of operations for the terpenes specialties business:

	2006	2005
Net sales	$2.5	$13.7

Loss from operations before income taxes	$(2.6)	$(9.9)
Income tax benefit on operations	0.9	3.4
Net loss from discontinued operations, net of tax	$(1.7)	$(6.5)

As of December 31, 2006, the Balance Sheet reflected $0.2 million of accounts receivable and $0.2 million of inventories attributable to the terpenes specialties business.

20.	Changes in Accounting Principle

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

SFAS 158

The Company adopted SFAS 158 effective December 31, 2006 which required the recognition of the funded status of its defined benefit pension and other postretirement benefit plans in the Consolidated Balance Sheet.  While the adoption of SFAS 158 did not have an impact on the 2006 Statement of Operations, the Company was required to increase its pension and postretirement benefit obligations, provide for deferred tax assets and record an after-tax charge to AOCL included in Stockholders’ equity.

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

21.	Supplemental Disclosure of Statements of Operations and Cash Flows Data

	2007	2006	2005
Depreciation:
Included in Cost of sales and Selling, general and administrative expenses	$69.6	$66.8	$76.6
Accelerated depreciation included in Other operating expense, net	0.7	3.9	3.5
Included in Net loss from discontinued operations	—	—	0.4
	$70.3	$70.7	$80.5
Amortization:
Intangible assets	$8.7	$7.2	$8.0
Capitalized software (normal basis)	15.4	15.2	15.3
Accelerated amortization of capitalized software	13.7	1.1	—
Deferred financing costs	1.9	1.1	2.1
	$39.7	$24.6	$25.4
Cash paid during the period for:
Interest	$69.9	$70.9	$86.4
Income taxes, net of refunds received	(183.9)	37.6	18.4
Non-cash investing and financing activities:
Increase in Property, plant and equipment, net related to the consolidation of Hercules Tianpu	$—	$19.0	$—
Increase in Intangible assets, net related to the:
Consolidation of Hercules Tianpu	—	3.5	—
Formation of H2H	13.7	—	—
De-consolidation of debt issued by FiberVisions	—	90.0	—
De-consolidation of FiberVisions capitalized debt issuance costs	—	(6.3)	—
Incentive and other share-based compensation plan issuances	11.8	13.9	13.4

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

22.	Earnings (Loss) Per Share

The following table shows the weighted-average number of common shares (in millions) used in computing  basic and diluted earnings (loss) per share:

	2007	2006	2005

Weighted-average number of common shares outstanding - Basic	114.3	110.8	108.7
Dilutive effect of:
Convertible debentures	0.2	0.2	0.2
Share-based compensation plans	0.6	0.3	1.5
Weighted-average number of common shares outstanding - Diluted	115.1	111.3	110.4

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

The following table shows the number of options and warrants (in millions) that have been excluded from the computation of diluted earnings per share as their exercise price exceeded their current market value:

	2007	2006	2005
Options to purchase common stock	1.8	3.4	5.8
Warrants to purchase common stock	6.6	6.6	6.7

23.	Reporting Segment and Geographic Data

The Company operates through two active reporting segments, Paper Technologies and Ventures and the Aqualon Group.  A reporting segment is maintained for historical reporting purposes for FiberVisions, of which a majority interest was sold during 2006 (see Note 2).

Paper Technologies and Ventures:  Products and services offered by PTV are designed to enhance customers' profitability by improving manufacturing processes, enhancing productivity and improving overall product quality as well as enabling customers to meet their environmental objectives and regulatory requirements.  PTV is one of the key global suppliers of functional and process chemicals for the paper industry offering a wide and highly sophisticated range of technology and applications expertise with in-mill capabilities ranging from wet-end chemicals and various treatments throughout the paper making process, to and including paper finishing.  The Ventures portion of the group consists of a portfolio of businesses each targeting a family of vertical markets with a distinct set of products.  Current businesses within Ventures are Pulping chemicals, Water treatment chemicals, Lubricants and Building and Converted products.

Aqualon Group:  Products offered by Aqualon are designed to manage the properties of aqueous (water-based) systems.  Most of the products are derived from renewable natural raw materials and are sold as key ingredients to other manufacturers where they are used as small-quantity additives to provide functionality such as thickening, water retention, film formation, emulsifying action and binding power as well as process aids.  Major end uses for Aqualon products include personal care products, food additives, pharmaceutical products, construction materials, paints, coatings and oil and gas recovery, where polymers are used to modify viscosity, gel strength and/or fluid loss.  Aqualon also manufactures wood and gum rosin resins and is the world’s only producer of pale wood rosin derivatives.  Product applications and markets include food and beverage, construction specialties, adhesives, and rubber and plastic modifiers.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Reporting Segment Data
	Paper Technologies and Ventures	Aqualon Group	FiberVisions	Corporate	Consolidated
2007
Net sales	$1,150.6	$985.6	$—	$—	$2,136.2
Profit (loss) from operations	113.6	199.0	—	(48.4)	264.2
Depreciation	26.0	38.9	—	5.4	70.3	(1)
Amortization	15.4	8.7	—	15.6	39.7	(2)
Research and development	18.2	24.9	—	0.7	43.8
Total assets	1,049.1	862.3	—	767.0	2,678.4	(3)
Capital expenditures	34.1	69.9	—	14.3	118.3
2006
Net sales	$1,075.3	$890.8	$69.2	$—	$2,035.3
Profit (loss) from operations	80.8	187.4	0.5	(20.1)	248.6
Depreciation	29.3	35.1	—	6.3	70.7	(1)
Amortization	14.2	8.2	—	2.2	24.6	(2)
Research and development	19.1	18.6	0.4	0.7	38.8
Total assets	976.1	756.5	—	1,075.9	2,808.5	(3)
Capital expenditures	25.1	59.1	—	9.4	93.6
2005
Net sales	$1,017.3	$755.0	$282.7	$—	$2,055.0
Profit (loss) from operations	61.4	155.5	(64.9)	(11.7)	140.3
Depreciation	29.6	33.0	10.9	7.0	80.5	(1)
Amortization	14.3	7.5	1.5	2.1	25.4	(2)
Research and development	18.6	18.4	2.8	1.0	40.8
Total assets	903.6	638.1	202.7	824.4	2,568.8	(3)
Capital expenditures	18.7	37.1	4.2	7.5	67.5

(1)	Depreciation for Corporate is allocated to the business segments in the determination of Profit from operations.

(2)	Corporate amortization includes accelerated amortization of capitalized software and deferred financing costs.

(3)
Corporate assets include cash and cash equivalents, income taxes receivable, deferred tax assets, asbestos-related assets, investments, assets of discontinued operations and certain other assets not directly attributable to the business segments.

Geographic Reporting Data

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
Geographic Areas	United States	Europe	Americas	Asia Pacific	Total
2007
Net Sales	$894.2	$756.8	$235.9	$249.3	$2,136.2
Property, plant and equipment, net	287.1	255.5	20.2	97.2	660.0
2006
Net Sales	$897.2	$696.0	$214.7	$227.4	$2,035.3
Property, plant and equipment, net	272.1	242.6	17.0	68.7	600.4
2005
Net Sales	$871.9	$747.7	$201.7	$233.7	$2,055.0
Property, plant and equipment, net	262.1	233.8	15.7	23.8	535.4

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

24.         Financial Instruments and Risk Management, Including Derivatives

The fair value of cash and cash equivalents, accounts receivable, net and accounts payable approximate their carrying values primarily due to their short-term nature.  The Company’s investment securities that are available for sale include certain relatively insignificant debt and equity securities.  Changes in the fair value of these securities are recognized in AOCL.  Fair value measurements for these investments are generally based on third party quotes or the present value of expected future cash flows.  The fair values of the Company’s debt securities are determined based on the present value of expected cash flows related to existing borrowings discounted at rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.  The fair values of the Company’s derivative instruments, including foreign exchange contracts and cross-currency interest rate swaps, are based on exchange and interest rates in effect at year-end.

The Company has selectively used foreign currency forward contracts and currency swaps to offset the effects of foreign currency exchange rate changes on reported earnings, cash flow and net asset positions.  The primary exposures are denominated in the Euro, Swedish kroner, Danish kroner and British pound sterling.  Some of the contracts involve the exchange of two foreign currencies, according to local needs in foreign subsidiaries.  The terms of the currency derivatives are rarely more than three months.  The Company had net outstanding external forward-exchange contracts to sell foreign currencies aggregating $3.9 million and $14.6 million at December 31, 2007 and 2006, respectively.  Net cross-currency trades entered into by non-U.S. dollar denominated entities aggregated $31.7 million and $14.5 million at December 31, 2007 and 2006, respectively.  The foreign exchange contracts outstanding at December 31, 2007 matured on or before January 22, 2008.  During 2007 and 2006, the Company recorded $0.8 million and $1.8 million, respectively, as components of Other expense, net representing the net loss due to underlying foreign currency exposures net of the impact of foreign currency contracts.  The notional amounts of the contracts referenced above do not represent the amounts exchanged by the parties involved and thus, are not a measure of the Company's exposure to various risks through its use of derivatives.

The Company uses cross-currency interest rate swaps (the “Swaps”) and has designated them as a hedge of the Company’s foreign currency exposure associated with its net investment in certain foreign operations that utilize the Euro as their functional currency.  The combined notional amounts of the Swaps is $500.0 million/€ 420.2 million and requires the Company to receive three month LIBOR + 1.50% and pay three month EURIBOR plus an average margin at 1.59% on a quarterly basis for a five year term.  The Swaps have been recorded at fair value, with changes in value attributable to changes in foreign exchange rates recorded in AOCL.  During 2007 and 2006, credits of $0.7 million and $7.1 million, respectively, were recorded as adjustments to Interest and debt expense representing the net amount received from the Swaps in excess of amounts paid.

The following table presents the net carrying amounts and fair values of the Company's financial instruments, including derivatives and excluding those instruments of a short-term nature as referenced above, as well as the balance sheet caption in which they are included at December 31, 2007 and 2006:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Deferred charges and other assets
Investment securities available for sale	$6.6	$6.6	$2.6	$2.6
Foreign exchange contracts, net	0.3	0.3	(0.1)	(0.1)

Current and long-term debt obligations	796.0	713.8	995.5	964.2

Deferred credits and other liabilities
Cross currency interest rate swaps	112.1	112.1	53.2	53.2

Fair values of the above financial instruments are indicative of cash that would have been received or required had settlement been made at December 31, 2007 and 2006.

25. Condensed Consolidating Financial Information of Guarantor Subsidiaries

The Company’s Senior Credit Facility is guaranteed by substantially all of the Company's current and future wholly-owned domestic restricted subsidiaries (the "guarantor subsidiaries").  The guarantees by each guarantor subsidiary are full and unconditional and joint and several.  The indenture under which the Company's 6.60% notes due 2027 were issued requires such notes to be guaranteed or secured on the same basis as any other subsequently issued debt that is guaranteed

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

or secured.  As a result, at December 31, 2007, the following wholly-owned domestic restricted subsidiaries fully and unconditionally and jointly and severally guarantee the Senior Credit Facility, the 6.60% notes due 2027, and the 6.75% notes due 2029:

Aqualon Company	Hercules Hydrocarbon Holdings, Inc.
East Bay Realty Services, Inc.	Hercules Paper Holdings, Inc.
Hercules Euro Holdings, LLC	WSP, Inc.

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

Condensed Consolidating Statement of Operations
Year Ended December 31, 2007
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$623.7	$450.0	$1,253.0	$(190.5)	$2,136.2
Cost of sales	443.5	321.2	832.5	(191.5)	1,405.7
Selling, general and administrative expenses	111.1	112.8	153.0	—	376.9
Research and development	18.5	19.6	5.7	—	43.8
Intangible asset amortization	6.1	0.7	2.2	(0.3)	8.7
Other operating expense, net	24.6	5.1	7.2	—	36.9
Profit (loss) from operations	19.9	(9.4)	252.4	1.3	264.2
Interest and debt expense (income), net	182.1	(117.8)	4.3	—	68.6
Vertac response costs and litigation charges	20.3	—	—	—	20.3
Other expense, net	20.7	4.8	(1.9)	0.4	24.0
Income (loss) before income taxes, minority interests and equity (loss) income	(203.2)	103.6	250.0	0.9	151.3
(Benefit) provision for income taxes	(106.8)	41.0	45.1	0.4	(20.3)
Income (loss) before minority interests and equity (loss) income	(96.4)	62.6	204.9	0.5	171.6
Minority interests in earnings of consolidated subsidiaries	—	—	(0.6)	—	(0.6)
Equity (loss) income of affiliated companies	—	(0.1)	0.6	(0.6)	(0.1)
Equity income from consolidated subsidiaries	267.3	—	—	(267.3)	—
Net income from continuing operations before discontinued operations	170.9	62.5	204.9	(267.4)	170.9
Net income from discontinued operations, net of tax	8.0	—	(0.5)	0.5	8.0
Net income	$178.9	$62.5	$204.4	$(266.9)	$178.9

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2006
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$596.7	$478.2	$1,124.6	$(164.2)	$2,035.3
Cost of sales	417.5	345.7	744.6	(164.4)	1,343.4
Selling, general and administrative expenses	101.0	121.3	150.7	(0.8)	372.2
Research and development	19.7	16.9	2.2	—	38.8
Intangible asset amortization	5.9	0.7	0.6	—	7.2
Other operating expense, net	15.5	(1.8)	11.4	—	25.1
Profit (loss) from operations	37.1	(4.6)	215.1	1.0	248.6
Interest and debt expense (income), net	173.2	(103.7)	1.7	—	71.2
Vertac response costs and litigation charges	108.5	—	—	—	108.5
Other expense, net	58.7	6.5	0.5	—	65.7
Income (loss) before income taxes, minority interests and equity (loss) income	(303.3)	92.6	212.9	1.0	3.2
(Benefit) provision for income taxes	(230.3)	(4.6)	42.3	0.4	(192.2)
Income (loss) before minority interests and equity (loss) income	(73.0)	97.2	170.6	0.6	195.4
Minority interests in earnings of consolidated subsidiaries	—	—	(1.4)	—	(1.4)
Equity (loss) income of affiliated companies	—	(3.5)	1.6	(1.3)	(3.2)
Equity income (loss) from consolidated subsidiaries	263.8	0.5	(0.8)	(263.5)	—
Net income from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	190.8	94.2	170.0	(264.2)	190.8
Net income from discontinued operations, net of tax	47.0	—	—	—	47.0
Net income before cumulative effect of changes in accounting principle	237.8	94.2	170.0	(264.2)	237.8
Cumulative effect of changes in accounting principle, net of tax	0.9	—	—	—	0.9
Net income	$238.7	$94.2	$170.0	$(264.2)	$238.7

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2005
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations and
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$548.9	$491.2	$1,175.2	$(160.3)	$2,055.0
Cost of sales	386.2	382.7	794.7	(172.5)	1,391.1
Selling, general, and administrative expenses	103.7	130.0	148.8	—	382.5
Research and development	19.2	18.4	3.2	—	40.8
Intangible asset amortization	6.0	1.5	0.5	—	8.0
Impairment of FiberVisions’ goodwill	—	52.9	—	—	52.9
Other operating expense, net	8.0	9.0	22.4	—	39.4
Profit (loss) from operations	25.8	(103.3)	205.6	12.2	140.3
Interest and debt expense (income), net	173.1	(71.6)	(12.1)	—	89.4
Vertac response costs and litigation charges	15.0	—	—	—	15.0
Other expense (income), net	72.3	2.4	(3.4)	—	71.3
(Loss) income before income taxes, minority interests and equity income (loss)	(234.6)	(34.1)	221.1	12.2	(35.4)
(Benefit) provision for income taxes	(100.3)	20.0	72.2	4.3	(3.8)
(Loss) income before minority interests and equity income (loss)	(134.3)	(54.1)	148.9	7.9	(31.6)
Minority interests in earnings of consolidated subsidiaries	—	—	(1.0)	—	(1.0)
Equity income (loss) of affiliated companies	—	(1.1)	1.5	0.1	0.5
Equity income (loss) from consolidated subsidiaries	102.2	10.0	(3.2)	(109.0)	—
Net (loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(32.1)	(45.2)	146.2	(101.0)	(32.1)
Net loss from discontinued operations, net of tax	(6.5)	—	—	—	(6.5)
Net (loss) income before cumulative effect of changes in accounting principle, net of tax	(38.6)	(45.2)	146.2	(101.0)	(38.6)
Cumulative effect of change in accounting principle, net of tax	(2.5)	—	—	—	(2.5)
Net (loss) income	$(41.1)	$(45.2)	$146.2	$(101.0)	$(41.1)

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Condensed Consolidating Balance Sheet
As of December 31, 2007
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations and
Assets	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current assets
Cash and cash equivalents	$26.9	$1.5	$88.1	$—	$116.5
Accounts receivable, net	65.8	48.7	252.3	—	366.8
Intercompany receivables	70.8	11.0	(3.6)	(78.2)	—
Inventories	55.3	67.6	101.7	(0.6)	224.0
Deferred income taxes	29.4	4.0	7.6	—	41.0
Income taxes receivable	54.7	—	—	(34.5)	20.2
Asbestos-related assets	4.0	—	—	—	4.0
Other current assets	20.1	2.0	19.7	—	41.8
Total current assets	327.0	134.8	465.8	(113.3)	814.3
Property, plant and equipment, net	132.0	155.1	372.9	—	660.0
Investments in subsidiaries and advances, net	1,853.6	81.4	—	(1,935.0)	—
Intangible assets, net	134.2	2.2	24.8	—	161.2
Goodwill	59.3	39.7	428.9	—	527.9
Deferred income taxes	363.0	—	14.1	(6.3)	370.8
Asbestos-related assets	24.1	—	—	—	24.1
Deferred charges and other assets	69.4	25.7	25.0	—	120.1
Total assets	$2,962.6	$438.9	$1,331.5	$(2,054.6)	$2,678.4
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$65.0	$31.8	$125.2	$—	$222.0
Intercompany payables	1.8	47.0	29.1	(77.9)	—
Asbestos-related liabilities	28.0	—	—	—	28.0
Current debt obligations	4.0	—	29.7	—	33.7
Vertac obligations	20.0	—	—	—	20.0
Accrued expenses	117.0	24.1	66.9	(0.3)	207.7
Income taxes payable	—	36.7	11.1	(34.5)	13.3
Deferred income taxes	—	—	9.5	—	9.5
Total current liabilities	235.8	139.6	271.5	(112.7)	534.2
Long-term debt	740.2	—	22.1	—	762.3
Deferred income taxes	—	6.3	74.3	(6.3)	74.3
Pension obligations	109.3	—	49.4	—	158.7
Other postretirement benefit obligations	119.6	—	3.5	—	123.1
Deferred credits and other liabilities	268.5	12.5	17.7	—	298.7
Asbestos-related liabilities	227.0	—	—	—	227.0
Intercompany notes payable (receivable)	784.2	(721.8)	(62.4)	—	—
Minority interests	—	—	22.1	—	22.1
Total stockholders' equity	478.0	1,002.3	933.3	(1,935.6)	478.0
Total liabilities and stockholders' equity	$2,962.6	$438.9	$1,331.5	$(2,054.6)	$2,678.4

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Condensed Consolidating Balance Sheet
As of December 31, 2006
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations and
Assets	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current assets
Cash and cash equivalents	$89.7	$0.5	$81.6	$—	$171.8
Accounts receivable, net	69.9	45.6	211.1	—	326.6
Intercompany receivables	68.0	9.8	(6.4)	(71.4)	—
Inventories	56.2	68.9	87.0	(1.5)	210.6
Deferred income taxes	57.6	3.2	9.4	—	70.2
Current assets of discontinued operations	0.4	—	—	—	0.4
Income taxes receivable	212.8	—	—	(42.0)	170.8
Other current assets	12.3	2.4	19.4	—	34.1
Total current assets	566.9	130.4	402.1	(114.9)	984.5
Property, plant and equipment, net	139.9	132.2	328.3	—	600.4
Investments in subsidiaries and advances, net	2,569.7	85.2	44.9	(2,699.8)	—
Intangible assets, net	131.8	2.9	8.4	—	143.1
Goodwill	58.7	37.6	385.2	—	481.5
Deferred income taxes	357.1	—	19.5	(2.0)	374.6
Asbestos-related assets	87.5	—	—	—	87.5
Deferred charges and other assets	87.7	27.7	21.5	—	136.9
Total assets	$3,999.3	$416.0	$1,209.9	$(2,816.7)	$2,808.5
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$63.2	$35.0	$107.1	$—	$205.3
Intercompany payables	2.0	43.4	26.1	(71.5)	—
Asbestos-related liabilities	36.4	—	—	—	36.4
Current debt obligations	20.0	—	15.8	—	35.8
Vertac obligations	123.5	—	—	—	123.5
Accrued expenses	119.8	16.6	55.8	0.1	192.3
Income taxes payable	—	51.7	14.8	(42.0)	24.5
Deferred income taxes	—	—	11.8	—	11.8
Total current liabilities	364.9	146.7	231.4	(113.4)	629.6
Long-term debt	937.5	—	22.2	—	959.7
Deferred income taxes	—	2.0	69.7	(2.0)	69.7
Pension obligations	191.2	—	71.3	—	262.5
Other postretirement benefit obligations	139.9	2.1	0.2	—	142.2
Deferred credits and other liabilities	220.8	14.1	20.7	—	255.6
Asbestos-related liabilities	233.6	—	—	—	233.6
Intercompany notes payable (receivable)	1,668.5	(1,413.5)	(255.0)	—	—
Minority interests	—	—	12.7	—	12.7
Total stockholders' equity	242.9	1,664.6	1,036.7	(2,701.3)	242.9
Total liabilities and stockholders' equity	$3,999.3	$416.0	$1,209.9	$(2,816.7)	$2,808.5

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2007
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By Operating Activities	$290.1	$90.0	$212.7	$(292.9)	$299.9
Cash Flows From Investing Activities:
Capital expenditures	(23.7)	(34.9)	(59.7)	—	(118.3)
Acquisitions and investments, net	—	(16.5)	—	—	(16.5)
Proceeds from sale of 51% interest in FiberVisions, net of transaction costs	(1.2)	—	—	—	(1.2)
Proceeds of asset disposals, net of transaction costs	2.8	—	15.5	—	18.3
Net cash used in investing activities	(22.1)	(51.4)	(44.2)	—	(117.7)
Cash Flows From Financing Activities:
Long-term debt proceeds	—	—	3.8	—	3.8
Long-term debt payments	(214.2)	—	(2.6)	—	(216.8)
Change in short-term debt	—	—	9.4	—	9.4
Change in intercompany advances	(72.6)	(37.6)	(132.5)	242.7	—
Repurchase of common stock	(46.1)	—	—	—	(46.1)
Dividends paid	(5.7)	—	—	—	(5.7)
Intercompany dividends paid	—	—	(50.2)	50.2	—
Proceeds from the exercise of stock options	6.5	—	—	—	6.5
Other, net	1.3	—	—	—	1.3
Net cash used in financing activities	(330.8)	(37.6)	(172.1)	292.9	(247.6)
Effect of exchange rate changes on cash	—	—	10.1	—	10.1
Net (decrease) increase in cash and cash equivalents	(62.8)	1.0	6.5	—	(55.3)
Cash and cash equivalents at beginning of year	89.7	0.5	81.6	—	171.8
Cash and cash equivalents at end of year	$26.9	$1.5	$88.1	$—	$116.5

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2006
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By (Used In) Operating Activities	$166.7	$(1.2)	$482.1	$(474.7)	$172.9
Cash Flows From Investing Activities:
Capital expenditures	(21.3)	(21.0)	(51.3)	—	(93.6)
Acquisitions and investments, net of cash, recognized upon consolidation	—	(22.7)	(6.7)	—	(29.4)
Proceeds from sale of 51% interest in FiberVisions, net	17.8	—	—	—	17.8
Proceeds of asset disposals, net of transaction costs	1.1	5.9	4.3	—	11.3
Other, net	(0.2)	—	—	—	(0.2)
Net cash used in investing activities	(2.6)	(37.8)	(53.7)	—	(94.1)
Cash Flows From Financing Activities:
Long-term debt issued by FiberVisions net of issuance costs	83.7	—	—	—	83.7
Long-term debt proceeds	—	—	22.0	—	22.0
Long-term debt payments	(135.7)	—	(6.8)	—	(142.5)
Change in short-term debt	—	—	5.8	—	5.8
Change in intercompany advances	(71.5)	38.5	(388.7)	421.7	—
Intercompany dividends paid	—	—	(53.0)	53.0	—
Proceeds from the exercise of stock options	37.0	—	—	—	37.0
Other, net	5.6	—	—	—	5.6
Net cash provided by (used in) financing activities	(80.9)	38.5	(420.7)	474.7	11.6
Effect of exchange rate changes on cash	—	—	4.1	—	4.1
Net increase (decrease) in cash and cash equivalents	83.2	(0.5)	11.8	—	94.5
Cash and cash equivalents at beginning of year	6.5	1.0	69.8	—	77.3
Cash and cash equivalents at end of year	$89.7	$0.5	$81.6	$—	$171.8

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2005
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By (Used In) Operating Activities	$(4.6)	$29.1	$(81.2)	$195.9	$139.2
Cash Flows From Investing Activities:
Capital expenditures	(16.7)	(26.7)	(24.1)	—	(67.5)
Acquisitions and investments, net	—	—	(4.4)	—	(4.4)
Proceeds of asset disposals net of transaction costs	13.3	—	3.3	—	16.6
Other, net	—	—	(2.4)	—	(2.4)
Net cash used in investing activities	(3.4)	(26.7)	(27.6)	—	(57.7)
Cash Flows From Financing Activities:
Long-term debt payments	(112.8)	—	(18.4)	—	(131.2)
Change in short-term debt	—	—	1.9	—	1.9
Change in intercompany advances	82.2	(2.3)	159.2	(239.1)	—
Intercompany dividends paid	—	—	(43.2)	43.2	—
Proceeds from the exercise of stock options	2.7	—	—	—	2.7
Other, net	(0.4)	—	—	—	(0.4)
Net cash (used in) provided by financing activities	(28.3)	(2.3)	99.5	(195.9)	(127.0)
Effect of exchange rate changes on cash	—	—	(3.7)	—	(3.7)
Net (decrease) increase in cash and cash equivalents	(36.3)	0.1	(13.0)	—	(49.2)
Cash and cash equivalents at beginning of year	42.8	0.9	82.8	—	126.5
Cash and cash equivalents at end of year	$6.5	$1.0	$69.8	$—	$77.3

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

26. Summary of Quarterly Results (Unaudited)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
Net sales	$502.3	$527.3	$549.0	$501.0	$544.2	$513.1	$540.7	$493.9	$2,136.2	$2,035.3
Cost of sales	323.4	360.7	358.8	324.7	358.0	332.2	365.5	325.8	1,405.7	1,343.4
Selling, general and administrative expenses	93.7	91.3	95.2	90.7	94.5	92.8	93.5	97.4	376.9	372.2
Research and development	10.4	9.6	11.0	9.4	11.0	9.3	11.4	10.5	43.8	38.8
Intangible asset amortization	1.8	1.6	1.9	2.0	2.4	1.8	2.6	1.8	8.7	7.2
Other operating expense, net	13.1	7.2	7.6	8.6	5.4	4.6	10.8	4.7	36.9	25.1
Profit from operations	59.9	56.9	74.5	65.6	72.9	72.4	56.9	53.7	264.2	248.6
Interest and debt expense	17.2	20.7	17.8	16.7	17.0	16.7	16.6	17.1	68.6	71.2
Vertac response costs and litigation charges	1.5	—	17.5	106.0	1.0	1.0	0.3	1.5	20.3	108.5
Other expense, net	3.3	10.6	15.7	21.1	3.9	4.6	1.1	29.4	24.0	65.7
Income (loss) before income taxes, minority interests and equity (loss) income	37.9	25.6	23.5	(78.2)	51.0	50.1	38.9	5.7	151.3	3.2
(Benefit) provision for income taxes	(36.6)	10.7	(11.5)	(27.5)	10.9	14.1	16.9	(189.5)	(20.3)	(192.2)
Income (loss) before minority interests and equity (loss) income	74.5	14.9	35.0	(50.7)	40.1	36.0	22.0	195.2	171.6	195.4
Minority interests in (earnings) loss of consolidated subsidiaries	(0.5)	(0.1)	(0.5)	(0.3)	0.3	(0.4)	0.1	(0.6)	(0.6)	(1.4)
Equity (loss) income of affiliated companies, net of tax	(0.5)	(0.4)	—	(0.6)	1.0	(1.1)	(0.6)	(1.1)	(0.1)	(3.2)
Net income (loss) from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	73.5	14.4	34.5	(51.6)	41.4	34.5	21.5	193.5	170.9	190.8
Net income (loss) from discontinued operations, net of tax	—	(0.6)	—	(0.7)	1.0	(0.3)	7.0	48.6	8.0	47.0
Net income (loss) before cumulative effect of changes in
accounting principle	73.5	13.8	34.5	(52.3)	42.4	34.2	28.5	242.1	178.9	237.8
Cumulative effect of changes in accounting principle	—	0.9	—	—	—	—	—	—	—	0.9
Net income (loss)	$73.5	$14.7	$34.5	$(52.3)	$42.4	$34.2	$28.5	$242.1	$178.9	$238.7
Basic earnings (loss) per share:
Continuing operations	$0.64	$0.13	$0.30	$(0.46)	$0.36	$0.31	$0.19	$1.72	$1.50	$1.72
Discontinued operations	—	(0.01)	—	(0.01)	0.01	—	0.06	0.43	0.07	0.42
Cumulative effect of changes in accounting principle	—	0.01	—	—	—	—	—	—	—	0.01
Net income (loss)	$0.64	$0.13	$0.30	$(0.47)	$0.37	$0.31	$0.25	$2.15	$1.57	$2.15
Diluted earnings (loss) per share:
Continuing operations	$0.64	$0.13	$0.30	$(0.46)	$0.36	$0.31	$0.19	$1.71	$1.49	$1.71
Discontinued operations	—	(0.01)	—	(0.01)	0.01	—	0.06	0.43	0.07	0.42
Cumulative effect of changes in accounting principle	—	0.01	—	—	—	—	—	—	—	0.01
Net income (loss)	$0.64	$0.13	$0.30	$(0.47)	$0.37	$0.31	$0.25	$2.14	$1.56	$2.14

Dividends declared per share	—	—	—	—	$0.05	—	$0.05	—	$0.10	—