Form 10-Q
period 2008-03-31
HERCULES INC
filed 2008-04-28
CIK 46989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008 OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes:   ☒   No:   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      ☒     Accelerated filer      ☐      Non-accelerated filer      ☐      Smaller reporting company      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:   ☐   No:   ☒

As of April 25, 2008, 113,113,433 shares of registrant’s common stock were outstanding.

HERCULES INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements
HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions, except per share)
	(Unaudited)
	Three Months Ended March 31,
		As Adjusted
		(Note 5)
	2008	2007
Net sales	$558.3	$502.3
Cost of sales	374.4	323.4
Selling, general and administrative expenses	94.6	83.4
Research and development	11.1	10.4
Intangible asset amortization (Note 3)	2.6	1.8
Other operating expense, net (Note 11)	8.2	13.1
Profit from operations	67.4	70.2
Interest and debt expense	16.7	17.2
Vertac response costs and litigation charges (Note 7)	0.2	1.5
Other expense, net (Note 12)	6.9	3.3
Income before income taxes, minority interests and equity loss	43.6	48.2
Provision (benefit) for income taxes (Note 13)	11.5	(33.1)
Income before minority interests and equity loss	32.1	81.3
Minority interests in losses (earnings) of consolidated subsidiaries	1.2	(0.5)
Equity loss of affiliated companies, net of tax	(0.9)	(0.5)
Net income	$32.4	$80.3

Earnings per share (Note 14):
Basic earnings per share	$0.29	$0.70
Weighted average number of shares (millions)	111.8	114.1

Diluted earnings per share	$0.29	$0.70
Weighted average number of shares (millions)	112.4	114.9

Dividends declared per share	$0.05	—

Net income	$32.4	$80.3
Other comprehensive income:
Foreign currency translation	44.6	5.6
Pension and postretirement benefit adjustments, net of tax	0.4	0.1
Revaluation of net investment hedges, net of tax	(33.3)	(4.6)
	11.7	1.1
Comprehensive income	$44.1	$81.4

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)		As Adjusted
	(Unaudited)	(Note 5)
	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$99.1	$116.5
Accounts receivable, net of allowance (2008 – $5.2; 2007 – $4.5)	390.2	366.8
Inventories (Note 9)	249.2	224.0
Deferred income taxes	43.0	41.0
Income taxes receivable	23.0	20.2
Asbestos-related assets (Note 7)	—	4.0
Other current assets	41.6	41.8
Total current assets	846.1	814.3
Property, plant, and equipment, net (Note 9)	687.3	660.0
Intangible assets, net (Note 3)	159.1	161.2
Goodwill (Note 3)	542.6	527.9
Deferred income taxes	382.8	370.8
Asbestos-related assets (Note 7)	17.4	24.1
Deferred charges and other assets	116.8	120.1
Total assets	$2,752.1	$2,678.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$229.0	$222.0
Asbestos-related liabilities (Note 7)	28.0	28.0
Current debt obligations (Note 4)	45.1	33.7
Vertac obligations (Note 7)	20.2	20.0
Accrued expenses	183.2	207.7
Income taxes payable	14.2	13.3
Deferred income taxes	9.8	9.5
Total current liabilities	529.5	534.2
Long-term debt (Note 4)	762.5	762.3
Deferred income taxes	79.7	74.3
Pension obligations	162.2	158.7
Other postretirement benefit obligations	120.2	123.1
Deferred credits and other liabilities	353.0	298.7
Asbestos-related liabilities (Note 7)	221.0	227.0
Total liabilities	2,228.1	2,178.3

Commitments and contingencies (Note 7)	—	—
Minority interests	20.9	22.1
Stockholders’ equity (Note 8)
Series preferred stock	—	—
Common stock, $25/48 par value (shares issued: 2008 and 2007 – 160.0 million)	83.3	83.3
Additional paid-in capital	421.1	438.3
Unearned compensation	(17.1)	(29.8)
Accumulated other comprehensive losses	(11.1)	(22.8)
Retained earnings	1,636.9	1,610.1
	2,113.1	2,079.1
Reacquired stock, at cost (2008 – 46.9 million shares; 2007 – 46.0 million shares)	(1,610.0)	(1,601.1)
Total stockholders’ equity	503.1	478.0
Total liabilities and stockholders’ equity	$2,752.1	$2,678.4

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)	(Unaudited)
	Three Months Ended March 31,
		As Adjusted
		(Note 5)
	2008	2007
Cash Flows from Operating Activities:
Net income	$32.4	$80.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18.3	17.1
Amortization	10.0	9.5
Deferred income tax provision	4.6	(12.7)
Gain on disposal of assets and investments, net	(0.4)	—
Dilution of investment and loss on sale of 51% interest in FiberVisions	—	(0.2)
Minority interests in (losses) earnings of consolidated subsidiaries	(1.2)	0.5
Stock-based compensation	2.3	4.4
Other non-cash charges and credits, net	1.8	(0.6)
Accruals and deferrals of cash receipts and payments (net of acquisitions and dispositions):
Accounts receivable, net	(10.6)	(11.2)
Inventories	(17.9)	(18.9)
Asbestos-related assets and liabilities, net	4.2	43.1
Other current assets	1.3	(0.5)
Accounts payable	(1.9)	(18.2)
Vertac obligations	0.2	1.5
Accrued expenses	(11.0)	(6.2)
Income taxes receivable and payable, net	0.4	(33.1)
Pension and other postretirement benefit obligations	(3.4)	(18.5)
Non-current assets and liabilities	0.6	(10.5)
Net cash provided by operating activities	29.7	25.8

Cash Flows from Investing Activities:
Capital expenditures	(22.1)	(24.2)
Acquisitions and investments, net	(1.5)	(0.9)
Net cash used in investing activities	(23.6)	(25.1)

Cash Flows from Financing Activities:
Long-term debt proceeds	—	2.8
Long-term debt payments	(1.0)	(22.2)
Change in short-term debt	10.1	0.6
Repurchase of common stock	(31.5)	—
Dividends paid	(5.8)	—
Proceeds from the exercise of stock options	0.2	3.8
Other, net including income tax benefits attributable to stock-based compensation	—	2.0
Net cash used in financing activities	(28.0)	(13.0)
Effect of exchange rate changes on cash	4.5	0.3
Net decrease in cash and cash equivalents	(17.4)	(12.0)
Cash and cash equivalents – beginning of period	116.5	171.8
Cash and cash equivalents – end of period	$99.1	$159.8

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share amounts)
(Unaudited)

1.	Basis of Presentation

The interim consolidated financial statements and the notes to the consolidated financial statements of Hercules Incorporated (“Hercules” or the “Company”) are unaudited as of and for the three months ended March 31, 2008 and 2007, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of Hercules’ financial position and results of operations for the interim periods.  The consolidated financial statements include the accounts of variable interest entities for which Hercules is the primary beneficiary.  These consolidated financial statements should be read in conjunction with the accounting policies, financial statements and notes included in Hercules’ Annual Report on Form 10-K for the year ended December 31, 2007.

Effective January 1, 2008, the Company elected to change its method of accounting for its qualified defined-benefit pension plans in the United States (“U.S.”) and the United Kingdom (“U.K.”).  This change has been applied on a retrospective basis to the comparable periods in 2007 that appear within the financial statements and notes thereto. A more thorough discussion of the change is provided in Note 5.

Certain prior period amounts in the consolidated financial statements and notes have been reclassified to conform to the current period presentation.

2.	Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Hedging Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161, which is effective January 1, 2009, requires enhanced qualitative and quantitative disclosures with respect to derivatives and hedging activities.  The Company does not anticipate SFAS 161 to have a material impact on its financial statements.

In February 2008, the FASB deferred the effective date of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) until January 1, 2009 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a recurring basis.  Fair value disclosures for financial assets and liabilities in connection with the initial adoption of SFAS 157 effective January 1, 2008 are provided in Note 16.

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”).  Both SFAS 141R and SFAS 160 are to be adopted effective January 1, 2009.  SFAS 141R requires the application of several new or modified accounting concepts that, due to their complexity, could introduce a degree of volatility in periods subsequent to a material business combination.  SFAS 141R requires that all assets and liabilities acquired as a result of a business combination be recorded at their fair value, with limited exceptions.  SFAS 160 will primarily impact the presentation of minority or noncontrolling interests within the Balance Sheet and Statement of Operations as well as the accounting for transactions with noncontrolling interest holders.

3.       Intangible Assets and Goodwill

The following table provides information regarding the Company’s intangible assets with finite lives:

	March 31, 2008			December 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$95.6	$21.8	$73.8	$95.6	$21.1	$74.5
Trademarks and tradenames	76.2	18.1	58.1	76.2	17.6	58.6
Other intangible assets	51.5	24.3	27.2	51.0	22.9	28.1
	$223.3	$64.2	$159.1	$222.8	$61.6	$161.2

Total amortization expense for intangible assets was $2.6 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively.  Amortization expense is estimated to be $10.2 million for the year ending December 31, 2008.

The following table shows changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2008:

	Paper Technology and Ventures	Aqualon Group	Total
Balance at January 1, 2008	$471.6	$56.3	$527.9
Foreign currency translation and other changes	13.7	1.0	14.7
Balance at March 31, 2008	$485.3	$57.3	$542.6

4.	Debt

A summary of debt by instrument is provided as follows:
	March 31, 2008	December 31, 2007
Term B Loan due 2010	$260.0	$261.0
6.6% notes due 2027	15.9	15.9
6.75% senior subordinated notes due 2029	250.0	250.0
8% convertible subordinated debentures due 2010	2.2	2.3
6.5% junior subordinated deferrable interest debentures due 2029	215.3	215.1
Term loans of Hercules Tianpu at rates ranging from 4.33% to 10.93% through 2011(1)	47.3	42.4
Term loans of Hercules Jiangmen at rates ranging from 6.24% to 8.22% through 2010	12.3	7.5
Other	4.6	1.8
	807.6	796.0
Less: Current debt obligations	45.1	33.7
Long-term debt	$762.5	$762.3

(1)A total of $24.1 million of these loans have been guaranteed by Hercules (see Note 7).

As of March 31, 2008, the weighted-average interest rate on the Term B Loan, which bears interest at LIBOR + 1.50%, was 4.2%.

As of March 31, 2008, the Company’s Senior Credit Facility was comprised of a $150 million committed revolving credit facility which matures on April 8, 2009.  As of March 31, 2008, the Company had $52.9 million of outstanding letters of credit associated with the Revolving Credit Facility and the remaining $97.1 million was available for use.

As of March 31, 2008, the Company also had $28.0 million of foreign lines of credit available and unused.

5.	Pension and Other Postretirement Benefits

Change in Accounting Method for U.S. and U.K. Defined-Benefit Pension Plans

Effective January 1, 2008, the Company elected to change its method of accounting for its qualified defined-benefit pension plans in the U.S. and U.K.  The change encompasses: (a) the basis for the determination of the “market-related value” of plan assets from a smoothed value to the “fair value” and (b) a reduction in the amortization period for gains and losses in excess of the “corridor” from a period representing the average remaining service period of active employees to a 1-year amortization period.  The aforementioned change in accounting method is preferable as it will provide a more meaningful representation of the cost of the Company’s plans as well as its performance in managing the associated economic risks, primarily the interest rate risk.  The Company does not intend to apply these changes to the accounting for its defined benefit pension plans in other jurisdictions.  The effect of not applying the changes to the other plans is not material as the qualified U.S. and U.K defined benefit plans represent a substantial majority of the Company’s net pension obligations.

The change in accounting method has been applied to the financial statements of prior periods on a retrospective basis.  As reflected in the presentation of this Form 10-Q, retained earnings as of December 31, 2007 has been reduced by $293.2 million with a corresponding increase to Accumulated other comprehensive losses (“AOCL”) representing the cumulative effect of the application of the change in accounting method to all prior periods. In addition, the net periodic pension benefit cost for the three months ended March 31, 2007 has been adjusted to reflect the change in accounting method.

While the financial statements and notes reflect the change in method on a comparable basis for accounting purposes, the underlying economic circumstances associated with the U.S. and U.K. plans are substantially different for the periods impacted by the change.  The primary source of the differing economic circumstances relates to the composition of the assets for these plans (see the discussion of the Change in Investment Strategy below).  The following table illustrates the adjustments made to the relevant financial statement line items for the interim period during 2007.

	Three Months Ended
	March 31, 2007
	As	Effect of	As
	Reported	Change	Adjusted
Selling, general and administrative expenses	$93.7	$(10.3)	$83.4
Profit from operations	59.9	10.3	70.2
(Benefit) provision for income taxes	(36.6)	3.5	(33.1)
Net income from continuing operations	73.5	6.8	80.3
Net income	73.5	6.8	80.3
Basic earnings per share	$0.64	$0.06	$0.70
Diluted earnings per share	$0.64	$0.06	$0.70

The following table illustrates the effect of the change on the Company’s results of operations and the relevant financial statement line items for the 2008 period.

	Three Months Ended
	March 31, 2008
	Previous	Effect of	Current
	Method	Change	Method
Selling, general and administrative expenses	$105.6	$(11.0)	$94.6
Profit from operations	56.4	11.0	67.4
Provision for income taxes	7.7	3.8	11.5
Net income from continuing operations	25.2	7.2	32.4
Net income	25.2	7.2	32.4
Basic earnings per share	$0.23	$0.06	$0.29
Diluted earnings per share	$0.23	$0.06	$0.29

Change in Investment Strategy

In June 2007, the Finance Committee of the Board of Directors approved a change in the pension asset investment strategy for the Company’s U.S. qualified plan.  Accordingly, the Company implemented a liability-driven investing strategy (“LDI”) that is designed to generally align the characteristics of the plan’s assets to those of the underlying benefit obligations with the objective of mitigating the impact of interest rate and asset value volatility.  Under this strategy, approximately 85% of the plan’s assets have now been invested in interest rate-sensitive debt instruments.  This investment strategy is designed to reduce ongoing funding requirements for a fully-funded plan to a level that approximates that plan’s annual service cost.  A similar strategy was implemented for the Company’s U.K. pension plan during the first quarter of 2007.  The strategy for the U.S. qualified plan was effectuated through a shift to a fixed-income portfolio with a duration to approximate that of the benefit obligations while reducing the plan’s exposure to equity and other investment securities to 15% of total assets.  The shift in assets under the LDI strategy was completed during the fourth quarter of 2007.

Periodic Disclosures of Benefit Cost

The following tables set forth the consolidated net periodic pension and other postretirement benefit costs as recognized for the three months ended March 31, 2008 and 2007:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
		As Adjusted
	2008	2007	2008	2007
Net periodic benefit cost:
Service cost	$4.0	$4.5	$0.1	$0.1
Interest cost	27.0	25.9	1.9	2.2
Expected return on plan assets	(27.9)	(31.2)	—	—
Amortization and deferrals	(0.7)	(0.7)	(1.7)	(1.9)
Actuarial losses recognized	1.0	1.5	2.5	2.2
	$3.4	$—	$2.8	$2.6

Plan Contributions

There were no voluntary contributions to the Company’s pension plans during the three months ended March 31, 2008.  However, the Company expects to provide voluntary funding of approximately $22 million for its U.S. qualified plan and approximately $8 million for all other international plans during 2008.

6.	Asset Retirement Obligations and Environmental Contingencies

The following table provides a reconciliation of the changes in the asset retirement obligations (“AROs”) and environmental contingencies during the three months ended March 31, 2008:

	Active Sites	Inactive Sites	Total
Balance at January 1, 2008	$10.8	$67.5	$78.3
Settlement payments, net of cost recoveries	(0.3)	1.2	0.9
Changes in estimated obligations and accretion	0.3	2.4	2.7
Foreign currency translation	0.1	0.4	0.5
Balance at March 31, 2008	$10.9	$71.5	$82.4

7.	Commitments and Contingencies

Guarantees

In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), disclosure about each group of guarantees is provided below:

Indemnifications

In connection with the acquisition, disposition, and purchase or sale of Company assets and businesses, the Company has indemnified other parties against certain liabilities that may arise in connection with the relevant transactions and business activities.  The terms of these indemnifications typically pertain to environmental, tax, employee and/or product related matters, as well as matters concerning the ownership of relevant assets, the power and corporate authority to enter into the transaction, the satisfaction of liabilities not assumed by the buyer, and obtaining consents.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company could be required to indemnify, defend, and/or hold the buyer harmless.  These indemnifications are generally subject to threshold amounts, specified claim periods and/or other restrictions and limitations.  The carrying amount recorded for indemnifications as of March 31, 2008, all of which are attributable to business disposition transactions, was $41.5 million.

In addition, and as noted in greater detail in the Litigation section of this note, the Company has entered into comprehensive settlement agreements with substantially all of its insurance carriers that provided coverage for asbestos-related product liabilities.  Under the terms of those agreements and in exchange for payments received from such insurance carriers, the Company has released and agreed to indemnify such insurers from claims asserted under their cancelled policies.  Finally, the Company provides certain indemnifications in the ordinary course of business such as product, patent, and performance warranties in connection with the manufacture, distribution and sale of its products and services.  Due to the nature of these indemnities, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

Debt Obligations

The Company has directly guaranteed $40.5 million of various outstanding obligations under agreements with third parties related to consolidated subsidiaries and affiliates as of March 31, 2008.  The outstanding balance reflects guarantees of debt for terms of varying length as well as a guarantee related to a foreign-based pension plan with an indefinite term.  The Company has also provided $3.4 million in collateral in the form of a mortgage security for the aforementioned pension plan.  Existing guarantees for subsidiaries and affiliates arose from liquidity needs in normal operations.

Environmental

In the ordinary course of its business, the Company is subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances.  Changes in these laws and regulations may have a material adverse effect on the Company’s financial position, results of operations and cash flows.  Any failure by the Company to adequately comply with such laws and regulations could subject the Company to significant future liabilities.  The Company has established procedures for identifying environmental issues at its plant sites.  In addition to environmental audit programs, the Company has environmental professionals who are familiar with environmental laws and regulations and act as a resource for identifying environmental issues.

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

The following disclosure provides new and updated information regarding certain matters.  This information should be read in conjunction with the disclosure appearing under the “Environmental” section heading set forth in Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).  As stated in the 2007 Form 10-K, while the Company is involved in numerous environmental matters, only certain matters are described therein and herein because they are currently viewed by management as potentially material to the Company’s consolidated financial position, results of operations and cash flows.  There are no changes to the 2007 Form 10-K disclosure except as noted below:

United States of America v. Vertac Chemical Corporation, et al., No. 4:80CV00109 (United States District Court, Eastern District of Arkansas, Western Division).  The Company is continuing to review the additional response costs and interest claimed by the United States.  As of March 31, 2008, the Company has accrued $20.2 million, including interest, representing the Company’s share of the amount specified by the United States in its claim for reimbursement.  The Company will continue to accrue interest on this amount until payment is made.

Environmental Compliance.  In April 2005, the Company’s Franklin, Virginia manufacturing facilities were subject to a multi-media environmental compliance investigation by the EPA and the Virginia Department of Environmental Quality (“VADEQ”), and in April 2007, the Company’s Hopewell, Virginia manufacturing facilities were subject to a Clean Air Act compliance investigation by EPA and the VADEQ.  In April 2008, the results of both investigations were provided to the Company.  The results of both investigations uncovered areas of potential noncompliance with various environmental requirements.  The Company is currently evaluating these results.  To the best of the Company’s knowledge, no other action has yet been initiated by either EPA or VADEQ.  At this time, the Company cannot reasonably estimate its potential liability, if any, with respect to these matters and, accordingly, has not included these matters in the accrued liability for environmental matters reported below.

Range of Exposure:  The reasonably possible share of costs for environmental matters involving current and former operating sites, including those with identified AROs (see Note 6), the Vertac site, and other locations where the Company may have a liability, is approximately $102.6 million as of March 31, 2008.

Litigation

The Company is involved in litigation arising out of or incidental to the conduct of its business.  Such litigation typically falls within the following broad categories: environmental, including environmental litigation (see above); antitrust; commercial; intellectual property; labor and employment; personal injury; property damage; product liability; and toxic tort.  These matters typically seek unspecified or large monetary damages or other relief, and may also seek punitive damages.  While it is not feasible to predict the outcome of all pending matters, the ultimate resolution of one or more of these matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.  While the Company is involved in numerous matters, certain matters are described in the 2007 Form 10-K and this Form 10-Q because they are currently viewed by management as potentially material.  From time to time, management may determine (based on further analysis or additional information that becomes available through discovery or otherwise) that other matters are or have become potentially material to the Company.  As appropriate, descriptions of such matters will be included in the periodic report following such determination.  Occasionally, management may not determine that a matter is material until it has been settled or otherwise resolved.  In such a situation, that matter may not have been described in the Company’s periodic reports prior to such settlement or resolution, but the impact of such settlement or resolution would be reflected in the financial statements included in the periodic report following such settlement or resolution.

The following disclosure provides new and updated information regarding certain matters.  This information should be read in conjunction with the disclosure appearing under the “Litigation” section heading set forth in Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  There are no changes to that disclosure except as noted below:

Asbestos

As of March 31, 2008, there were approximately 25,320 unresolved claims, of which approximately 905 were premises claims and the rest were products claims.  There were also approximately 1,825 unpaid claims which have been settled or are subject to the terms of a settlement agreement.  Between January 1, 2008 and March 31, 2008, the Company received approximately 472 new claims.  During that same period, the Company spent $7.2 million to resolve and defend asbestos matters, including $6.0 million directly related to settlement payments and $1.2 million for defense costs.

As of March 31, 2008, all of the cash recovered and all of the monies placed into trust from the settlements with certain of the Company’s insurance carriers have been used by the Company with respect to its asbestos-related liabilities or for other corporate purposes, except for approximately $17 million remaining in trust as of the end of the first quarter of 2008.  As previously described in the 2007 Form 10-K, the Company anticipates that the monies remaining in trust will be exhausted during 2008, after which time the Company will be required to fund defense costs and settlement payments for its asbestos-related liabilities using cash from operations or other sources until such time as the partial reimbursement obligations under the Future Coverage Agreement, as defined in the 2007 Form 10-K, are triggered, which obligations are not expected to be triggered unless and until defense costs and settlement payments for qualifying asbestos products claims paid by the Company subsequent to the October 13, 2004 effective date of that agreement aggregate to approximately $330 million to $370 million.  As of March 31, 2008, defense costs and settlement payments for qualifying asbestos products claims of approximately $111 million have been credited towards that range.

The following table presents the beginning and ending balances and balance sheet activity for the Company’s asbestos-related accounts for the three months ended March 31, 2008.

	Balance January 1, 2008	Interest Income/ Accrual adjustments, net	Insurance Recovered/ Liabilities Settled	Accretion/ Reclassifi- cation	Balance March 31, 2008
Asbestos-related assets:
Insurance receivable – current	$4.0	$—	$(4.0)	$—	$—
Insurance receivable – non-current	16.8	(0.4)	(16.4)	—	—
Restricted cash in trust	7.3	—	10.1	—	17.4
Noncurrent asbestos-related assets	24.1	(0.4)	(6.3)	—	17.4
Total asbestos-related assets	$28.1	$(0.4)	$(10.3)	$—	$17.4
Asbestos-related liabilities:
Current reserve for claims	$28.0	$—	$—	$—	$28.0
Noncurrent reserve for claims	227.0	—	(6.0)	—	221.0
Total asbestos-related liabilities	$255.0	$—	$(6.0)	$—	$249.0

The Company, in conjunction with outside advisors, will continue to study its asbestos-related matters, insurance recovery expectations and reserves on an ongoing basis, and make adjustments as appropriate.

Composite Products Antitrust and Qui Tam Matters.  By Order dated April 23, 2008, the action filed by Cytec Engineered Materials, Inc. in federal court against the Company (Cytec Engineered Materials, Inc. v. B.P. Amoco Polymers, Inc., et al., Case No. SACV 07-528 FMC (RNBx), U.S. District Court, Central District of California, Western Division), was dismissed with prejudice.  It is possible that Cytec will appeal that ruling.

Hercules Incorporated v. Hexcel Corporation, Supreme Court of the State of New York, County of New York, Index No.04/604098.  The Company is continuing to evaluate its options, including a possible further appeal to the New York Court of Appeals.  Hexcel’s counter-claim for indemnification has not yet been ruled upon; however, the Company believes that such counter-claim is without merit.

Agent Orange Litigation.  Plaintiffs have petitioned the U.S. Court of Appeals for the Second Circuit for rehearing en banc of that court’s decisions dated February 22, 2008 (Joe Isaacson, et al. v. Dow Chemical Company, et al., Docket No. 05-1820-cv, and additional docket numbers, J. Michael Twinam, et. al. v. Dow Chemical Company, et al., Docket No. 05-1760-cv, and additional docket numbers, and The Vietnam Association for Victims of Agent Orange/Dioxin, et al. v. The Dow Chemical Company, et al., Civil Action No. 04 CV 0400 (JBW)).  Should their petitions be denied, or should their petitions be granted but the court nonetheless affirms its prior decisions, plaintiffs may still file Petitions for Writ of Certiorari with the U.S. Supreme Court.

Other Litigation

In February 2008, the Final Order and Judgment became final, resolving the cases captioned Jerry Oldham, et al. v. The State of Louisiana, et al., Civil Action No. 55,160, John Capone, et al. v. The State of Louisiana, et al., Civil Action No. 56,048C, and Georgenner Batton, et al. v. The State of Louisiana, et al., Civil Action No. 55,285, all brought in the 18th Judicial District Court, Parish of Iberville, Louisiana.  As a result, with the exception of four opt-out plaintiffs (whose claims are not viewed by the Company as material), all plaintiffs’ claims have been dismissed.  All that remains is distribution of proceeds and various administrative matters.

In Acevedo, et al. v. Union Pacific Railroad Company, et al., Cause No. C-4885-99-F, 332nd Judicial District Court, Hidalgo County, Texas (2001), Guadalupe Garza v. Allied Chemical Corp., et al., Cause No. C-4885-99-F(10), 332nd Judicial District Court, Hidalgo County, Texas, and related lawsuits, the trial date for plaintiff Guadalupe Garza, which had been set for October 20, 2008, has been set aside.  Discovery and motion practice is continuing.

Amounts Accrued for Non-Asbestos Litigation

During the period January 1, 2008 through March 31, 2008, no significant accruals for non-asbestos and non-environmental litigation were established.  During that same time period, settlement payments for non-asbestos and non-environmental litigation were insignificant.  The March 31, 2008 Consolidated Balance Sheet reflects a current liability of $2.6 million for non-asbestos and non-environmental related litigation matters, representing management’s best estimate of the probable and reasonably estimable losses for such matters.  A separate liability is provided for the Vertac litigation on the March 31, 2008 Consolidated Balance Sheet.

8.           Stockholders’ Equity

A reconciliation of common stock share activity during the three months ended March 31, 2008 is provided as follows:

	Common Stock	Reacquired Stock
Balances at January 1, 2008	160,004,908	46,006,780
Conversion of debentures	1,677	—
Exercise of stock options	—	(20,341)
Issuance of stock awards, net of forfeitures	—	(373,934)
Sales for taxes	—	7,233
Contribution of shares to defined contribution benefit plan	—	(10,864)
Repurchases of common stock	—	1,323,100
Balances at March 31, 2008	160,006,585	46,931,974

9.           Supplemental Financial Statement Disclosures

	March 31, 2008	December 31, 2007
Inventories:
Finished goods	$138.1	$125.5
Raw materials and work-in-process	86.3	74.9
Supplies	24.8	23.6
	$249.2	$224.0

Property, plant and equipment:
Land	$16.5	$16.0
Buildings and equipment	1,798.0	1,726.4
Construction in progress	120.2	113.7
	1,934.7	1,856.1
Accumulated depreciation and amortization	(1,247.4)	(1,196.1)
	$687.3	$660.0

	Three Months Ended March 31,
	2008	2007
Depreciation:
Included in Cost of sales and Selling, general and administrative (“SG&A”) expenses	$18.2	$16.8
Accelerated depreciation included in Other operating expense, net	0.1	0.3
	$18.3	$17.1

Amortization:
Intangible assets	$2.6	$1.8
Capitalized software (normal basis) included in SG&A expenses	3.8	3.8
Accelerated amortization of capitalized software included in Other operating expense, net	3.4	3.5
Deferred financing costs included in Interest and debt expense	0.2	0.4
	$10.0	$9.5
Cash paid during the period for:
Interest	$15.1	$13.4
Income taxes, net of refunds received	6.9	7.3

10.           Restructuring Programs

Restructuring charges are reflected as a component of Other operating expenses in the Consolidated Statements of Operations.  The restructuring liabilities provided below are reflected in Accrued expenses on the Consolidated Balance Sheets. A summary of the charges by program and an allocation to the reporting segments as well as a reconciliation of liabilities attributable to the Company’s restructuring programs is provided as follows:

	Severance and Other Exit Costs	Asset Charges	Total
Business and Corporate infrastructure projects	$0.8	$3.4	$4.2
All other restructuring programs	2.3	0.1	2.4
	$3.1	$3.5	$6.6

Paper Technologies and Ventures	$0.4	$—	$0.4
Aqualon Group	0.1	—	0.1
Corporate	2.6	3.5	6.1
	$3.1	$3.5	$6.6

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$19.1	$10.5
Accrued charges for severance and other exit costs	2.4	8.4
Cash payments	(5.4)	(4.1)
Other, including foreign currency translation	1.0	0.1
Balance at end of period	$17.1	$14.9

In addition, the Company made cash payments of $0.7 million and $0.2 million during the three months ended March 31, 2008 and 2007, respectively, for certain exit costs that have been paid as incurred and are not included in the reconciliation of accrued restructuring liabilities above.

The charges recorded during the three months ended March 31, 2008 primarily reflect severance and termination benefits which are being accrued over periods during which affected employees are required to provide continuing services in connection with the specific restructuring programs.  In addition, other exit costs, including transition services, employee relocation and site closure expenses, among others, are charged as incurred.  Approximately $2 million of additional charges for all restructuring programs on a combined basis are expected to be accrued through 2009 resulting in approximately $19 million of future cash payments primarily in 2007 and 2008 with certain amounts continuing into 2010.

Asset charges recorded during the three months ended March 31, 2008 primarily reflect accelerated amortization charges attributable to capitalized software development costs associated with the Company’s information technology platform, which is in the process of undergoing a substantial technical upgrade that is expected to continue through the second quarter of 2008.  In connection with the substantial completion of a prior restructuring program, the Company is currently marketing its former facility in Jacksonville, Florida.  This facility, with a carrying value of $7.7 million is reflected as an asset held for sale and is included in the caption “Other current assets” on the Consolidated Balance Sheet as of March 31, 2008.

11.           Other Operating Expense, Net

Other operating expense, net consists of the following:
	Three Months Ended March 31,
	2008	2007
Severance, restructuring and other exit costs, net	$3.1	$8.6
Accelerated depreciation and amortization	3.5	3.7
Legal settlements	—	(0.2)
Asset retirement and environmental charges (active sites)	0.2	0.1
(Gains) losses on asset dispositions, net	(0.2)	0.1
Dismantlement costs	0.8	0.7
Other miscellaneous charges, net	0.8	0.1
	$8.2	$13.1

12.	Other Expense, Net

Other expense, net consists of the following:
	Three Months Ended March 31,
	2008	2007
Asbestos-related costs, net	$3.0	$2.1
Investment dilution and loss on sale of 51% interest in FiberVisions	—	(0.2)
Asset retirement and environmental charges (inactive sites)	2.6	1.5
Litigation settlements and accruals	0.8	0.7
Other, net	0.5	(0.8)
	$6.9	$3.3

13.	Income Taxes

Benefit/Provision for Income Taxes

For the three months ended March 31, 2008, the Company recognized pretax income of $43.6 million and tax expense of $11.5 million.  The full year effective tax rate for 2008 is estimated to be 27%.

The Company recognized pretax income of $48.2 million and tax benefit of $33.1 million for the three months ended March 31, 2007 primarily reflecting a $47.3 million benefit relating to the final resolution of IRS audits for the years 1993 through 2003.

There were no significant changes in the Company’s unrecognized tax benefits during the three months ended March 31, 2008.

In April 2008, the Company settled with the Internal Revenue Service the audit of tax years 2004 and 2005.  As a result, the Company expects to receive a tax refund of approximately $3.7 million and to record a tax benefit of approximately $0.1 million.

14.           Earnings Per Share

The following table provides the weighted-average number of common shares (in millions) used as the denominator in computing basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
Weighted-average number of common shares outstanding – Basic	111.8	114.1
Dilutive effect of:
Convertible debentures	0.2	0.2
Share-based compensation plans	0.4	0.6
Weighted-average number of common shares outstanding – Diluted	112.4	114.9

The following were antidilutive and therefore excluded from the computation of diluted earnings per share:
Options to purchase common stock	2.0	2.7
Warrants to purchase common stock	6.6	6.6
	8.6	9.3

15.           Reporting Segment Information

A summary of reporting segment data is provided below:
	Three Months Ended March 31,
	2008	2007
Net sales:
Paper Technology and Ventures	$302.9	$283.2
Aqualon Group	255.4	219.1
	$558.3	$502.3

Profit from operations(1)(2):
Paper Technology and Ventures	$29.7	$33.6
Aqualon Group	48.0	52.3
Corporate items (3)	(10.3)	(15.7)
	$67.4	$70.2

Depreciation and amortization:
Paper Technology and Ventures	$10.7	$10.1
Aqualon Group	12.7	11.2
Corporate items (1)(4)	4.9	5.3
	$28.3	$26.6

Research and development:
Paper Technology and Ventures	$4.5	$4.4
Aqualon Group	6.4	5.9
Corporate items	0.2	0.1
	$11.1	$10.4

Capital expenditures:
Paper Technology and Ventures	$5.1	$5.0
Aqualon Group	13.9	18.4
Corporate items	3.1	0.8
	$22.1	$24.2

(1)Normal depreciation incurred by Corporate is allocated to the business segments in the determination of Profit from operations.
(2)Profit from operations for the three months ended March 31, 2007 have been adjusted for the change in accounting for pensions (see Note 5).
(3)Corporate items include severance, restructuring and other exit costs, accelerated depreciation and amortization, primarily related to the Business Infrastructure Project, and certain other items that have not been allocated to the business segments.
(4)Includes accelerated depreciation and amortization that has not been allocated to the business segments.

16.           Risk Management Activities, Including Derivatives, and Fair Value Measurements

Risk Management Activities

The Company selectively uses foreign currency forward contracts and currency swaps to offset the effects of foreign currency exchange rate changes on reported earnings, cash flow and net asset positions.  The terms of these derivatives are generally for 3 months or less.  Changes in the fair value of these derivatives are recorded in earnings to offset the impact of foreign currency transaction gains and losses attributable to certain third party and intercompany financial assets and liabilities with similar terms.  The net gains and losses attributable to these activities are included in Other expense, net.

 The Company also uses cross-currency interest rate swaps (the “Swaps”) and has formally designated them as a hedge of the Company’s foreign currency exposure associated with its net investment in certain foreign operations that utilize the Euro as their functional currency.  The Swaps require the Company to pay EURIBOR + 1.59% and receive LIBOR + 1.50%.  The benchmark interest rates are reset on a quarterly basis. The Swaps were entered into during the first quarter of 2006 and have a term of five years.  Changes in the fair value of the Swaps representing the effective portion of the hedge are recorded in Other comprehensive income as an offset to the foreign currency translation associated with the underlying net investment. The ineffective portion of the hedge, if any, is recorded as an adjustment to Interest and debt expense, net.  The net interest payments or receipts from the Swaps are also recorded as an adjustment to Interest and debt expense, net.

The Company had the following derivative financial instrument assets and (liabilities) outstanding as of:

	March 31, 2008		December 31, 2007
	Notional	Fair Value	Notional	Fair Value
Foreign exchange contracts(1)	$36.8	$1.0	$35.6	$0.3
Cross currency interest rate swaps(2)	(500.0)	(163.3)	(500.0)	(112.1)

(1) These derivative financial assets are reflected in Deferred charges and other assets on the Consolidated Balance Sheet.
(2) These derivative financial liabilities are reflected in Deferred credits and other liabilities on the Consolidated Balance Sheet.

The Company recognized the following gains and losses attributable to its derivative financial instruments during the following periods:

	Three Months Ended March 31,
	2008	2007
Foreign exchange contracts, net
Losses recognized in Other expense, net	$(0.2)	$(0.4)
Cross currency interest rate swaps:
Losses recognized in OCI (1)	(51.2)	(7.1)
(Losses) gains recognized in Interest and debt expense	(2.6)	1.2

(1) These losses are fully offset by foreign currency translation gains that are also recognized in OCI.

Fair Value Measurements

The Company recognizes its derivative financial instruments at their fair values.  The fair values are determined based on the application of valuation techniques contemplated within SFAS 157, which specifies a hierarchy of inputs to valuation techniques used to measure fair value.  The levels of the hierarchy are broadly defined as follows: Level 1 – quoted prices for identical assets or liabilities,  Level 2 – quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and model-based valuations in which significant inputs are corroborated by observable market data and Level 3 – valuation techniques in which significant inputs are unobservable.  The fair values of the Company’s derivative financial instruments disclosed above are primarily derived from quotes for internationally-recognized foreign currency exchange rates.  The Company has determined such inputs to be a Level 2 measurement as defined previously.

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

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2008
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$159.1	$129.2	$318.1	$(48.1)	$558.3
Cost of sales	115.5	92.4	214.6	(48.1)	374.4
Selling, general and administrative expenses	24.4	29.2	41.0	—	94.6
Research and development	4.5	5.1	1.5	—	11.1
Intangible asset amortization	1.6	0.2	1.0	(0.2)	2.6
Other operating expense, net	4.8	0.9	2.5	—	8.2
Profit from operations	8.3	1.4	57.5	0.2	67.4
Interest and debt expense (income), net	30.4	(14.6)	0.9	—	16.7
Vertac response costs and litigation charges	0.2	—	—	—	0.2
Other expense (income), net	6.6	0.6	(0.5)	0.2	6.9
Income (loss) before income taxes, minority interests and equity loss	(28.9)	15.4	57.1	—	43.6
Provision (benefit) for income taxes	(4.7)	5.5	10.8	(0.1)	11.5
Income (loss) before minority interests and equity loss	(24.2)	9.9	46.3	0.1	32.1
Minority interests in losses of consolidated subsidiaries	—	—	1.2	—	1.2
Equity loss of affiliated companies	—	(0.9)	(1.2)	1.2	(0.9)
Equity income from consolidated subsidiaries	56.6	—	—	(56.6)	—
Net income	$32.4	$9.0	$46.3	$(55.3)	$32.4

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2007
As Adjusted (Note 5)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$154.6	$108.9	$285.2	$(46.4)	$502.3
Cost of sales	108.2	75.8	185.7	(46.3)	323.4
Selling, general and administrative expenses	16.2	32.2	35.0	—	83.4
Research and development	4.6	4.5	1.3	—	10.4
Intangible asset amortization	1.5	0.2	0.1	—	1.8
Other operating expense, net	11.9	0.1	1.1	—	13.1
Profit (loss) from operations	12.2	(3.9)	62.0	(0.1)	70.2
Interest and debt expense (income), net	45.2	(29.0)	1.0	—	17.2
Vertac response costs and litigation charges	1.5	—	—	—	1.5
Other expense, net	2.0	1.0	0.5	(0.2)	3.3
Income (loss) before income taxes, minority interests and equity (loss) income	(36.5)	24.1	60.5	0.1	48.2
(Benefit) provision for income taxes	(55.5)	8.8	13.5	0.1	(33.1)
Income before minority interests and equity (loss) income	19.0	15.3	47.0	—	81.3
Minority interests in earnings of consolidated subsidiaries	—	—	(0.5)	—	(0.5)
Equity (loss) income of affiliated companies	—	(0.3)	0.2	(0.4)	(0.5)
Equity income from consolidated subsidiaries	61.3	—	—	(61.3)	—
Net income	$80.3	$15.0	$46.7	$(61.7)	$80.3

Condensed Consolidating Balance Sheet
As of March 31, 2008
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations and
Assets	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current assets
Cash and cash equivalents	$4.4	$2.2	$92.5	$—	$99.1
Accounts receivable, net	69.0	59.1	262.1	—	390.2
Intercompany receivables (payables)	66.8	14.3	(1.9)	(79.2)	—
Inventories	59.9	71.7	118.3	(0.7)	249.2
Deferred income taxes	30.4	4.0	8.6	—	43.0
Income taxes receivable	71.7	—	—	(48.7)	23.0
Other current assets	19.0	3.9	18.7	—	41.6
Total current assets	321.2	155.2	498.3	(128.6)	846.1
Property, plant and equipment, net	130.4	155.8	401.1	—	687.3
Investments in subsidiaries and advances, net	1,745.4	80.8	—	(1,826.2)	—
Intangible assets, net	132.6	2.0	24.5	—	159.1
Goodwill	59.3	39.7	443.6	—	542.6
Deferred income taxes	376.2	—	13.3	(6.7)	382.8
Asbestos-related assets	17.4	—	—	—	17.4
Deferred charges and other assets	60.1	25.1	31.6	—	116.8
Total assets	$2,842.6	$458.6	$1,412.4	$(1,961.5)	$2,752.1
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$58.4	$41.0	$129.6	$—	$229.0
Intercompany payables	2.4	48.3	28.8	(79.5)	—
Asbestos-related liabilities	28.0	—	—	—	28.0
Current debt obligations	4.0	—	41.1	—	45.1
Vertac obligations	20.2	—	—	—	20.2
Accrued expenses	94.5	21.5	66.9	0.3	183.2
Income taxes payable	—	53.2	9.7	(48.7)	14.2
Deferred income taxes	—	—	9.8	—	9.8
Total current liabilities	207.5	164.0	285.9	(127.9)	529.5
Long-term debt	739.4	—	23.1	—	762.5
Deferred income taxes	—	6.7	79.7	(6.7)	79.7
Pension obligations	108.8	—	53.4	—	162.2
Other postretirement benefit obligations	116.8	—	3.4	—	120.2
Deferred credits and other liabilities	318.9	15.1	19.0	—	353.0
Asbestos-related liabilities	221.0	—	—	—	221.0
Intercompany notes payable (receivable)	627.1	(743.0)	115.9	—	—
Minority interests	—	—	20.9	—	20.9
Total stockholders' equity	503.1	1,015.8	811.1	(1,826.9)	503.1
Total liabilities and stockholders' equity	$2,842.6	$458.6	$1,412.4	$(1,961.5)	$2,752.1

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2008
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided by Operating Activities	$11.9	$35.0	$38.4	$(55.6)	$29.7
Cash Flows From Investing Activities:
Capital expenditures	(4.6)	(4.2)	(13.3)	—	(22.1)
Acquisitions and investments, net	—	(1.5)	—	—	(1.5)
Net cash used in investing activities	(4.6)	(5.7)	(13.3)	—	(23.6)
Cash Flows From Financing Activities:
Long-term debt payments	(1.0)	—	—	—	(1.0)
Change in short-term debt	—	—	10.1	—	10.1
Change in intercompany advances	8.3	(28.6)	(26.7)	47.0	—
Repurchase of common stock	(31.5)	—	—	—	(31.5)
Dividends paid	(5.8)	—	—	—	(5.8)
Intercompany dividends paid	—	—	(8.6)	8.6	—
Proceeds from the exercise of stock options	0.2	—	—	—	0.2
Net cash used in financing activities	(29.8)	(28.6)	(25.2)	55.6	(28.0)
Effect of exchange rate changes on cash	—	—	4.5	—	4.5
Net (decrease) increase in cash and cash equivalents	(22.5)	0.7	4.4	—	(17.4)
Cash and cash equivalents - beginning of period	26.9	1.5	88.1	—	116.5
Cash and cash equivalents - end of period	$4.4	$2.2	$92.5	$—	$99.1

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2007
As Adjusted (Note 5)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided by Operating Activities	$57.7	$50.2	$5.9	$(88.0)	$25.8
Cash Flows From Investing Activities:
Capital expenditures	(2.9)	(6.9)	(14.4)	—	(24.2)
Acquisitions and investments, net	—	(0.9)	—	—	(0.9)
Net cash used in investing activities	(2.9)	(7.8)	(14.4)	—	(25.1)
Cash Flows From Financing Activities:
Long-term debt proceeds	—	—	2.8	—	2.8
Long-term debt payments	(21.0)	—	(1.2)	—	(22.2)
Change in short-term debt	—	—	0.6	—	0.6
Change in intercompany advances	(34.0)	(42.4)	(10.5)	86.9	—
Intercompany dividends paid	—	—	(1.1)	1.1	—
Proceeds from the exercise of stock options	3.8	—	—	—	3.8
Other, net	2.0	—	—	—	2.0
Net cash used in financing activities	(49.2)	(42.4)	(9.4)	88.0	(13.0)
Effect of exchange rate changes on cash	—	—	0.3	—	0.3
Net (decrease) increase in cash and cashequivalents	5.6	—	(17.6)	—	(12.0)
Cash and cash equivalents - beginning of period	89.7	0.5	81.6	—	171.8
Cash and cash equivalents - end of period	$95.3	$0.5	$64.0	$—	$159.8

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on what management believes to be reasonable assumptions.  The words or phrases “will likely result,” “should,” “are expected to,” “will continue,” “is anticipated,” “anticipate,” “expect,” “estimate,” “project” or similar expressions are among those which identify forward-looking statements.  Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as:  ability to generate cash, changes resulting from ongoing reviews of tax liabilities, ability to raise capital, ability to refinance, ability to execute productivity improvements and reduce costs, the success of outsourcing initiatives, ability to execute and integrate acquisitions, ability to execute divestitures, ability to increase prices, business climate, business performance, changes in tax laws or regulations and related liabilities, changes in tax rates, economic and competitive uncertainties, higher raw material,  manufacturing, freight and utility costs, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, risks in developing new market opportunities or expanding capacity, environmental and safety regulations and clean-up costs, the impact of adverse events relating to the operation of the Company’s facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills and the effects of severe weather conditions), foreign exchange rates, asset dispositions, the impact of changes in the value of pension fund assets and liabilities, changes in generally accepted accounting principles, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, the financial capacity of settling insurers, the impact of increased accruals and reserves for such exposures, the outcome of litigation and appeals,  and adverse changes in economic and political climates around the world, including terrorist activities, international hostilities and potential natural disasters, possible adverse impacts related to climate change, the depletion or unavailability of natural resources, and the failure of information technology systems to function or perform as intended.  Accordingly, there can be no assurance that the Company will meet future results, performance or achievements projected, expressed or implied by such forward-looking statements, or continue the stock repurchase program or the payment of dividends.  As appropriate, additional factors are contained in other reports filed by the Company with the Securities and Exchange Commission.  This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change, and which the Company does not intend to update except as may be required by law.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto.  All references to individual Notes refer to Notes to the Consolidated Financial Statements . Within the following discussion, unless otherwise stated, “quarter” and “three-month period” refer to the first quarter of 2008 and the three months ended March 31, 2008.  All comparisons are with the corresponding period in the previous year, unless otherwise stated. All dollar amount references and tables are in millions.

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

More than 50% of the Company’s revenues are generated outside of North America.  Net sales by region expressed as a percentage of total net sales for the three months ended March 31, 2008 and 2007 were:

	2008	2007
North America	47%	49%
Europe	36%	35%
Asia Pacific	11%	11%
Latin America	6%	5%
Consolidated	100%	100%

Business Segments

The Company operates through two active reportable segments: Paper Technologies and Ventures (“PTV”) and the Aqualon Group (“Aqualon”).  PTV includes the following business units:  Paper Technologies and the Ventures business which includes Pulping chemicals, Water treatment chemicals, Lubricants, and Building and Converted products.  Aqualon includes the following business units:  Coatings and Construction, Regulated Industries, and Energy and Specialties.

Net sales for the three months ended March 31, 2008 and 2007 as a percent of total net sales, by segment, were:

	2008	2007
Paper Technologies and Ventures	54%	56%
Aqualon Group	46%	44%
Consolidated	100%	100%

Key Developments

The following financial reporting developments had an impact on the Company’s results of operations and financial position as well as the overall presentation of financial information:  (1) change in method of accounting for qualified U.S. and U.K. defined-benefit pension plans and (2) the adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  A discussion of these developments follows.

Change in Method of Accounting for U.S. and U.K. Defined Benefit Pension Plans

Effective January 1, 2008, the Company changed its method of accounting for its qualified defined-benefit pension plans in the U.S. and U.K. with respect to:  (a) the basis for the determination of the “market-related value” of plan assets from a smoothed value to the “fair value” and (b) a reduction in the amortization period for gains and losses in excess of the “corridor” from a period representing the average remaining service period of active employees to immediate recognition in the subsequent year.  The change has been applied on a retrospective basis to all prior periods including those that ended during 2007.  The Consolidated Financial Statements and Notes thereto as well as the disclosures included in the discussions of Results of Operations that follow have been adjusted accordingly.  Additional detail regarding the change in accounting method is provided in Note 5 to the Consolidated Financial Statements.

Adoption of SFAS 157

The Company adopted SFAS 157 effective January 1, 2008. SFAS 157 provides for expanded disclosures of assets and liabilities that are recognized or disclosed at fair value on a recurring basis.  The Company has identified its derivative financial instruments used to facilitate its foreign currency exchange rate risks associated with certain transactions as well as its Euro-denominated net investment in certain subsidiaries as within the scope of the initial application of SFAS 157.  The expanded disclosures required by SFAS 157 are provided in Note 16 to the Consolidated Financial Statements.

Critical Accounting Estimates

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a complete description of the Company’s critical accounting estimates.  However, the following development is discussed below with respect to its applicability during the three months ended March 31, 2008 and future periods.

Pension and Other Postretirement Benefits

In connection with the recently implemented change in the plan investment methodology to a liability-driven investment (“LDI”) strategy for the Company’s U.S. and U.K. defined-benefit pension plans, the Company’s plan asset risk profile has changed significantly. In particular, the LDI strategy is designed to substantially neutralize the interest rate risk associated with fluctuations in the discount rate that determines the fair value of the projected benefit obligation as well as minimize the impact of asset value volatility.  Under this strategy, approximately 85% of the plan’s assets have been invested in interest rate-sensitive debt instruments.  This investment strategy is designed to reduce ongoing funding requirements for a fully-funded plan to a level that approximates that plan’s annual service cost.

As a result of the LDI strategy discussed above, a 100-basis point decrease or increase in the discount rate would have unfavorable or favorable impact of $165 million on the projected benefit obligation of the qualified U.S. defined-benefit pension plan, which is the Company’s most significant plan.  However, this change should be offset to a large extent by a commensurate movement in the plan assets.

Results of Operations – Consolidated Review

A comparative analysis, by line item, of the Statement of Operations is provided as follows for the three months ended March 31, 2008 and 2007:

	2008	2007	Change
Net sales	$558.3	$502.3	$56.0

Net sales for the three months ended March 31, 2008 increased 11% from the prior year period primarily as a result of higher volume of $35.1 million, or 7%, higher pricing of $5.5 million, or 1%, and $27.4 million, or 5%, related to higher rates of exchange (“ROE”).  These increases were partially offset by an unfavorable mix of $12.0 million, or 2%.  The Company increased sales in all of its business units reflecting overall volume growth, particularly in higher-growth markets, and modest pricing growth to continue efforts to recover higher raw material, transportation and utility costs.  In addition, the sales growth reflects continued development and introduction of new products as well as increased utilization of expanded production capacity, particularly in the Aqualon segment.  The ROE impact is primarily attributable to continued strengthening of the Euro versus the U.S. Dollar (“USD”).  The average Euro/USD exchange rate was approximately 12% higher during the 2008 period.  The unfavorable mix is primarily attributable to regional dynamics in the Aqualon segment whereby the excess capacity for certain higher-margin domestically-produced products are being sold into lower margin markets overseas. In addition, a greater proportion of lower-margin products are being sourced out of China during the 2008 period reflecting the capacity expansions that were initiated in the prior year.

The table below reflects Net sales per region and the percentage change from the prior year period as well as the percentage change excluding the impact of ROE:

	Three Months Ended March 31,			% Change Excluding
Regions	2008	2007	% Change	ROE
North America	$263.7	$247.7	6%	5%
Europe	200.5	174.9	15%	3%
Asia Pacific	60.8	52.9	15%	12%
Latin America	33.3	26.8	24%	15%
All regions	$558.3	$502.3	11%	6%

On a consolidated basis, Net sales increased in all regions of the world during the three months ended March 31, 2008.  Excluding the impact of foreign currency fluctuations, Aqualon’s sales increased in all regions of the world while PTV’s sales increased in North and Latin America more than offsetting nominal declines in the Europe and Asia Pacific regions.

	2008	2007	Change
Cost of sales	$374.4	$323.4	$51.0
As a % of sales	67%	64%

Cost of sales increased 16% during the three months ended March 31, 2008 from the prior year period.  In addition to the impact of higher volume and ROE, higher raw material and utility costs increased by $15.1 million.  Higher fixed manufacturing costs, including the costs associated with plant repair and maintenance shut-downs, were partially offset by higher fixed cost absorption attributable to Aqualon as production continued at or near capacity for a number of high demand products.  Transportation costs were lower for PTV offsetting a slight increase related to Aqualon. Raw material, transportation and utility costs in the aggregate could exceed prior year levels by approximately $60 million for the full year 2008 due to significant increases in feedstock costs as well as global demand and supply dynamics.  The Company expects that announced and additional price increases should partially offset these anticipated cost increases.  Through the first quarter of 2008, PTV and Aqualon have recovered approximately 47% and 36%, respectively, of these cost increases through higher pricing.  In addition to pricing, the Company continues to implement actions to mitigate raw material cost increases including pursuing product substitutions, improving yields and efficiencies and implementing energy conservation programs.

	2008	2007	Change
Selling, general and administrative expenses	$94.6	$83.4	$11.2
As a % of sales	17%	17%

Selling, general and administrative expenses (“SG&A”) increased 13% during the three months ended March 31, 2008 over the prior year period.  The increases reflect inflationary increases in personnel costs including those associated with expanding marketing, technology and other functions primarily to support growth of both Aqualon and PTV and their expanding presence in higher-growth markets as well as the impact of higher average ROEs.  The increase also reflects an increase in net periodic pension cost attributable to a $3.3 million lower estimated return on plan assets during the 2008 period. This increase is directly attributable to the significant change in investment strategy to the plan assets for the qualified U.S. and U.K. defined-benefit plans.

	2008	2007	Change
Research and development	$11.1	$10.4	$0.7
As a % of sales	2%	2%

Research and development charges for the three months ended March 31, 2008 increased 7% over the prior year period reflecting higher spending in both PTV and Aqualon including higher employee staffing and related costs supporting new product development and product line enhancements.

	2008	2007	Change
Intangible asset amortization	$2.6	$1.8	$0.8

Intangible asset amortization increased during the three months ended March 31, 2008 as compared to the prior year period primarily as a result of amortization associated with intangible assets recognized in connection with the formation of the H2H technology joint venture and the specialty surfactants acquisition during the second half of 2007.  Amortization is expected to be $10.2 million during 2008.

	2008	2007	Change
Other operating expense, net	$8.2	$13.1	$(4.9)

Other operating expense, net for the three months ended March 31, 2008 includes $3.1 million of severance, restructuring and other exit costs, as well as $3.5 million of accelerated depreciation and amortization charges attributable to the Company’s continued execution on its restructuring programs, primarily the Business Infrastructure Project (“BIP”) and the ancillary information technology platform upgrade project (see Note 10 to the Consolidated Financial Statements).  In addition, the Company incurred $1.8 million in dismantlement, asset retirement and environmental and other costs.  These items were partially offset by the periodic recognition of $0.2 million of deferred gains attributable to the sale and leaseback of the Company’s administrative facility in Rijswijk, The Netherlands in 2007.

Other operating expense, net for the three months ended March 31, 2007 reflects $8.6 million of severance benefits and other exit costs, as well as $3.7 million of accelerated depreciation and amortization charges primarily attributable to the BIP and the ancillary information technology platform upgrade project.  In addition, the Company incurred $1.0 million in dismantlement, asset retirement and environmental and other costs partially offset by $0.2 million of legal recoveries related to a domestic product anti-dumping suit against certain competitors.

	2008	2007	Change
Interest and debt expense	$16.7	$17.2	$(0.5)

Interest and debt expense for the quarter ended March 31, 2008 decreased 3% from 2007 primarily as a result of substantial debt repayments made during the second half of 2007.  Total interest expense reductions attributable to the lower principal balances during the 2008 period were $4.8 million.  These reductions were partially offset by $3.8 million attributable to decreasing LIBOR-based rates compared to increasing EURIBOR-based rates on the cross-currency interest rate swaps, as well as $0.5 million attributable to higher local borrowings related to the financing of expansion projects in China.  The Company anticipates higher incremental interest expense of approximately $1 to $2 million on an annual basis attributable to the adverse effects of the cross-currency interest rate swaps.

	2008	2007	Change
Vertac response costs and litigation charges	$0.2	$1.5	$(1.3)

Vertac-related costs decreased during the three months ended March 31, 2008 as the charges incurred during this period reflect interest on the potential obligation for additional response costs at the Vertac site whereas the prior year period reflects interest on the litigation judgment which was paid during the second quarter of 2007.  The outstanding balance of the accrued potential obligation for response costs plus interest was $20.2 million as of March 31, 2008 whereas the outstanding balance of the accrued litigation judgment plus interest was $124.9 million as of March 31, 2007.

	2008	2007	Change
Other expense, net	$6.9	$3.3	$3.6

Other expense, net for the three months ended March 31, 2008 reflects $3.0 million in legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos insurance trusts, $0.8 million for legal expenses attributable to previously divested businesses, $2.6 million for asset retirement and environmental-related charges for sites associated with former businesses and other miscellaneous expenses, net of $0.5 million.

Other expense, net for the three months ended March 31, 2007 reflects $2.1 million in legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos insurance trust, $0.7 million for legal expenses attributable to previously divested businesses, and $1.5 million for asset retirement and environmental-related charges for sites associated with former businesses.  Partially offsetting these charges is interest and other miscellaneous income of $1.0 million.

	2008	2007	Change
Provision (benefit) for income taxes	$11.5	$(33.1)	$44.6
Effective tax rate	26%	(69%)

For the three months ended March 31. 2008, the Company recognized pretax income of $43.6 million and  tax expense of $11.5 million reflecting the benefit of lower overall foreign tax rates.  The full year effective tax rate for 2008 is estimated to be 27%.

The Company recognized pretax income of $48.2 million and a tax benefit of $33.1 million for the three months ended March 31, 2007 primarily reflecting a $47.3 million benefit relating to the final resolution of IRS audits for the years 1993 through 2003.

	2008	2007	Change
Minority interests in losses (earnings) of consolidated subsidiaries	$1.2	$(0.5)	$1.7

The three months ended March 31, 2008, reflect amounts attributable to the noncontrolling partners’ interests in losses incurred by the H2H technology joint venture as well as losses incurred by Hercules Tianpu primarily as a result of a shut-down for several weeks due to the previously reported incident at the joint venture’s facility in China during January 2008.  Full scale production did not resume until the latter part of March 2008.  The three months ended March 31, 2007 reflect the noncontrolling partners’ interests in the earnings of Hercules Tianpu.

	2008	2007	Change
Equity income (loss) of affiliated companies, net of tax	$(0.9)	$(0.5)	$(0.4)

Equity losses during the 2008 and 2007 periods are primarily attributable to losses incurred by FiberVisions, in which the Company currently maintains a 34.5% ownership interest.

Results of Operations – Segment Review

The tables below reflect Net sales and Profit from operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

	2008	2007	Change	% Change
Net sales:
Paper Technologies and Ventures
Paper Technologies	$226.7	$221.2	$5.5	2%
Ventures	76.2	62.0	14.2	23%
	302.9	283.2	19.7	7%
Aqualon Group
Coatings & Construction	119.1	100.3	18.8	19%
Regulated	68.9	60.3	8.6	14%
Energy & Specialties	67.4	58.5	8.9	15%
	255.4	219.1	36.3	17%
	$558.3	$502.3	$56.0	11%

Profit from operations:
Paper Technologies and Ventures	$29.7	$33.6	$(3.9)	(12	) %
Aqualon Group	48.0	52.3	(4.3)	(8	) %
Corporate Items	(10.3)	(15.7)	5.4	34%
Consolidated	$67.4	$70.2	$(2.8)	(4	) %

Paper Technologies and Ventures

2008 compared to 2007
	Net Sales Percentage Increase (Decrease) from 2007 Due To:
	Volume	Mix	Price	Rates of Exchange	Total
Paper Technologies	—	(3)%	(1)%	6%	2%
Ventures	7%	4%	7%	5%	23%
	2%	(2)%	1%	6%	7%

PTV’s overall sales reflect continued expansion in fast growing markets, new product introductions as well as the beneficial impact of various currencies strengthening against the USD.  Sales of products introduced during the past five years, representing approximately 24% of total sales, increased approximately 31% over the prior year period and 4% sequentially from the fourth quarter of 2007.

Paper Technologies Sales

Sales in the fastest growing markets were higher by 16% as compared to the prior year, including strong growth in Brazil, Russia and Mediterranean, Red Sea and Persian Gulf countries.  Modest price increases were achieved in the Americas, but were offset by lower pricing in both the Europe and Asia Pacific regions primarily to maintain volume in certain highly competitive product lines.  Sales for certain functional chemicals in the North American region declined while that for process chemicals continues to expand.  However, the Company continues to experience a highly competitive and challenging marketplace in Europe, primarily in functional chemicals.  In the Asia Pacific region, sales for process chemicals has provided a partial offset to lower sales for functional chemicals.  Overall, sales of recently introduced products continue to support revenue growth in overcoming lower sales in mature product lines.

Ventures Sales

Sales in all Venture businesses increased during the three months ended March 31, 2008 as compared to the prior year period and pricing increased in most of these businesses, particularly in Lubricants.  Significant growth was achieved in both the Building and Converted products and Lubricants businesses.  The Lubricants business has benefited from the utilization of recently expanded capacity at its Louisiana, Missouri manufacturing facility.

PTV 2008 Profitability
Analysis of Changes in Profitability
2007 Profit from operations		$33.6
Changes due to:
Volume	1.6
Regional and product mix	(0.8)
Price	2.3
Raw material, transportation and utility costs	(4.9)
All other manufacturing costs	(1.2)
ROE	2.8
SG&A and other expenses	2.2
Restructuring, severance and other exit costs, accelerated depreciation and other charges	(0.3)
Impact of change in accounting method for pensions	(5.6)
Net change		(3.9)
2008 Profit from operations		$29.7

Profit from operations declined 12% during the three months ended March 31, 2008 as compared to the prior year period.  Excluding the impact of the change in accounting method for pension costs (see Note 5 to the Consolidated Financial Statements), profit from operations improved $1.7 million or 6% as compared to the 2007 period.  The adjusted improvement was primarily due to favorable ROEs, higher volume and improved selling prices, particularly in the Ventures businesses, and lower transportation costs partially offset by higher raw material and utility costs and a slightly unfavorable mix.

Higher raw material costs of $5.9 million broadly reflect higher prices for most inputs, but most significantly for fatty acids, acetaldehyde, diethylenetriamine, epichlorohydrin and methanol.  Transportation costs decreased $1.4 million primarily as a result of a shift in the mix of products shipped with a higher solids content as well as a trend towards customers arranging for their own product transportation requirements.

PTV Outlook

Paper Technologies anticipates continuing its successful new product launch process and improve its sales mix while strategically managing its price/volume dynamics and maximizing productivity to better serve customers and increase profitability.  The Ventures businesses will continues to pursue acquisitions designed to accelerate growth in selected regions and end-markets.  In addition, PTV as a whole expects to continue penetration of fast growing markets in Latin America and Eastern & Central Europe.  However, PTV also faces significant raw material, transportation and utility cost challenges.  These conditions are expected to continue throughout 2008, but PTV is committed to recovering as much of these costs as possible through pricing while balancing its competitive position.

Aqualon Group

2008 compared to 2007
	Net Sales Percentage Increase (Decrease) from 2007 Due To:
	Volume	Mix	Price	Rates of Exchange	Total
Coatings & Construction	15%	(4)%	1%	7%	19%
Regulated	5%	3%	2%	4%	14%
Energy & Specialties	19%	(8)%	1%	3%	15%
	14%	(3)%	1%	5%	17%

Sales increased in all of Aqualon’s business units during the three months ended March 31, 2008 as compared to the 2007 period.  In the aggregate, the sales increase was driven by higher volume, including the impact of the specialty surfactants acquisition during 2007, and favorable ROEs, primarily the Euro.  Increased pricing was modest while mix was unfavorable.

Coatings and Construction Sales

Sales into the Coatings markets increased 19% during the three months ended March 31, 2008 as compared to the 2007 period.  The increase is due to higher volume including that attributable to the specialty surfactants business acquisition during 2007.  Sales of these products have expanded outside of its traditional North American customer base capitalizing on Aqualon’s global sales channel for Coatings.  From a geographic perspective, volume growth was achieved in China, the Middle East, South America and Europe.  These increases offset a 9% volume decline in North America attributable to the continuing problems in the U.S. housing market. Aqualon continues to achieve success with its Aquaflow® synthetic thickener product family, which partially offset the U.S. volume decline in the hydroxyethylcellulose (“HEC”) Natrosol® product lines for the Coatings business.  Capacity expansion is continuing for this fast-growing synthetic thickener product line.

Sales into construction markets increased 19% during the three months ended March 31, 2008 as compared to the 2007 period.  Strong growth was achieved in the Asia Pacific region, the Middle East and Eastern European markets while other major regions, primarily North America, experienced declines.  Despite the previously announced incident at the Hercules Tianpu facility in January that resulted in a period of shut-down for repairs, Asia Pacific region sales increased reflecting improved operability of the methylcellulose (“MC”) joint venture facility prior to the incident and subsequent to the restart during March.

Regulated Industries Sales

Regulated Industries’ sales increased 14% during the  three months ended March 31, 2008 as compared to the 2007 period.  Sales growth was achieved in all of the regulated industry groups as follows: pharmaceuticals increased 29%, personal care increased 14% and food increased 6%.  The sales growth was attributable to all major regions of the world.

Energy and Specialties Sales

Energy and Specialties’ sales increased 15% during the three months ended March 31, 2008 as compared to the 2007 period.  Energy sales increased 12% and Specialties increased 18%.  The sales growth was attributable to most regions of the world and improved product pricing was achieved across all product families.

Aqualon 2008 Profitability
Analysis of Changes in Profitability
2007 Profit from operations		$52.3
Changes due to:
Volume	12.1
Regional and product mix	(8.5)
Price	3.2
Raw material, transportation and utility costs	(9.0)
All other manufacturing costs	2.9
ROE	0.2
SG&A and other expenses	(0.9)
Restructuring, severance and other exit costs and accelerated depreciation and other charges	0.4
Impact of change in accounting method for pensions	(4.7)
Net change		(4.3)
2008 Profit from operations		$48.0

Profit from operations declined 8% during the three months ended March 31, 2008 as compared to the prior year period.  Excluding the impact of the change in accounting method for pension costs (see Note 5 to the Consolidated Financial Statements), profit from operations was essentially flat as compared to the 2007 period.  The adjusted profitability was attributable to higher volume and the associated contribution margin, increased selling prices and favorable ROEs substantially offset by higher raw material, transportation and utility costs, unfavorable product and regional mix, higher SG&A costs and the impact of planned maintenance shutdown costs as well as costs unabsorbed and incremental costs attributable to the incident at the MC joint venture facility in China.

Higher raw material costs of $6.3 million are primarily attributable to two of Aqualon’s most significant inputs including cotton linters and ethylene oxide (“EO”).  Cotton prices are higher as a result of global demand, primarily in China.  Increasing utility costs as well as most petroleum-based products and derivatives, including EO, reflect rising energy demand and supply dynamics including refining capacity.

Aqualon incurred additional maintenance and fixed costs associated with a planned maintenance shutdown of its Doel, Belgium MC facility during the quarter ended March 31, 2008.  The maintenance activities were deferred from 2007 as this facility was operating at full capacity during the prior year period to meet the strong demand for construction products.

SG&A costs were higher during the 2008 period as a result of increased sales, marketing, business management and technology spending to support growth partially offset by lower corporate support costs.

Aqualon Outlook

Aqualon expects sales volume to continue to grow and profitability to improve as availability and utilization of its expanded capacity facilitates the ability to meet growing demand.  In addition, Aqualon has significant new product portfolios in various stages of development and commercialization that are expected to provide an expanding proportion of future revenues.  Aqualon also continues to invest in growth opportunities both in expanded capacity and acquisitions opportunities to facilitate growth.  However, conditions are expected to remain challenging in the North American coatings and construction markets and costs for raw materials, transportation and utilities are expected to rise.  Recently announced and future price increases are expected to partially offset these increased costs.

Corporate Items

Corporate items include certain charges and credits that have not been allocated to the business segments.  The most significant of these items typically appear in Other operating expense, net, although portions are also reflected in Cost of sales and SG&A, respectively, depending upon the specific nature of the items.

The following table reflects the components of those unallocated Corporate items.

	2008	2007
Severance, restructuring and other exit costs	$2.6	$7.7
Accelerated depreciation and amortization	3.5	3.6
Asset retirement and environmental charges	0.2	0.1
Gains on asset dispositions, net	(0.3)	—
Dismantlement costs	0.7	0.6
Other unallocated corporate costs	3.4	3.5
Other miscellaneous expense, net	0.2	0.2
	$10.3	$15.7

Severance, restructuring and other exit costs of $2.6 million for the three months ended March 31, 2008 primarily reflect amounts attributable to the Business Infrastructure Project which encompasses outsourcing and offshoring service arrangements for various functions.  As these functions are transferred to external service providers, the Company incurs severance costs for employees required to provide services during the transition periods as well as related exit costs and other implementation charges.  Ancillary to the Business Infrastructure Project is a planned upgrade of the Company’s information technology platform, which has resulted in $3.4 million of accelerated amortization of capitalized software development costs during the 2008 period.  The restructuring costs are expected to continue into 2009.  The accelerated amortization charges are expected to continue into the second quarter of 2008.  Corporate items also include $0.9 million of asset retirement and environmental charges as well as dismantlement costs associated with inactive sites and inactive portions of certain manufacturing facilities.  All other unallocated and miscellaneous expenses were partially offset by $0.3 million primarily attributable to the periodic recognition of deferred gains attributable to sale and leaseback of the Company’s administrative facility in Rijswijk, The Netherlands during 2007.

Corporate items for the three months ended March 31, 2007 include severance, restructuring and other exit costs of $7.7 million primarily attributable to the Business Infrastructure Project.  Corporate items also include $3.6 million of accelerated depreciation and amortization primarily attributable to the amortization of capitalized software development costs associated with the information technology upgrade.  Corporate items also include $0.7 million of asset retirement and environmental charges as well as dismantlement costs associated with inactive sites and inactive portions of certain manufacturing facilities.

Liquidity and Capital Resources

Analysis of Cash Flows

	Three Months Ended March 31,
Operating Activities	2008	2007
Net income, depreciation, amortization and all other non-cash charges and credits, net	$67.8	$98.3
Changes in working capital, net	(30.4)	(48.3)
Income tax payments net of refunds	(6.9)	(7.3)
Interest paid	(15.1)	(13.4)
Voluntary pension plan contributions	—	(17.1)
Other postretirement benefits payments, net	(4.9)	(4.0)
Restructuring, severance and other exit cost payments	(6.1)	(4.3)
ARO and environmental contingency payments, net of recoveries	0.9	(2.3)
Asbestos trust receipts, net of settlement payments	4.3	43.1
All other accruals, deferrals and other cash receipts and (payments), net	20.1	(18.9)
Net cash provided by operating activities	$29.7	$25.8

Excluding substantial cash receipts from the Asbetos settlement trust during the 2007 period, partially offset by voluntary pension contributions to the U.K. defined benefit plan, overall cash from operations increased during the 2008 period reflecting stronger overall operating performance and improved working capital management.

	Three Months Ended March 31,
Investing Activities	2008	2007
Capital expenditures	$22.1	$24.2
Acquisitions and investments, net	1.5	0.9
Net cash used in investing activities	$23.6	$25.1

Capital expenditures during both periods primarily reflect Aqualon’s capacity expansion projects at its MC and CMC manufacturing facilities in China.  The 2008 period also reflects a capacity expansion project at Aqualon’s Doel, Belgium facility.  Earn-out payments of $2.0 million and $1.4 million to Benchmark Performance Group, Inc. (“BPG”) are reflected for the 2008 and 2007 periods, respectively, based on the annual performance of the guar and guar derivatives business that was acquired by the Company from BPG during 2006.  These payments were partially offset by $0.5 million of loan repayments received from BPG during both periods.

	Three Months Ended March 31,
Financing Activities	2008	2007
Long-term debt payments	$1.0	$22.2
Long-term debt proceeds and changes in short-term debt, net	(10.1)	(3.4)
Repurchase of common stock	31.5	—
Dividends paid	5.8	—
Proceeds from the exercise of stock options and all other sources, net	(0.2)	(5.8)
Net cash used in financing activities	$28.0	$13.0

Long-term debt payments for both periods reflect payments on the Company’s Term B loan due 2010 including $1 million during the three months ended March 31, 2008 and $21 million during the 2007 period.  In addition, both periods reflect incremental local borrowings, primarily in China, to finance the construction and expansion projects in that region.  During the 2008 period, the Company repurchased 1.3 million common shares for $23.3 million in connection with its authorized share repurchase program. In addition, the Company paid $8.2 million during the 2008 period for share repurchases initiated in the final days of 2007.  The 2008 period also reflects the payment of the dividend declared during the fourth quarter of 2007.  Proceeds from the exercise of stock options were substantially lower during the 2008 period as there were fewer exercisable options outstanding during 2008 that were in the money.

Sources of Liquidity

The Company projects that cash flows from operations and other available financial resources discussed below will be sufficient to meet its investing and financing requirements and enable the Company to comply with the covenants and other terms of the Senior Credit Facility and the indenture governing its senior notes.
       As of March 31, 2008, the Company had a $550 million Senior Credit Facility with a syndicate of banks.  Under the Senior Credit Facility, the Company has a $150 million revolving credit agreement, which permits certain additional borrowings.  As of March 31, 2008, $97.1 million of the $150.0 million Revolving Facility was available for use as the Company had $52.9 million of outstanding letters of credit associated with the Revolving Facility.  In addition, the Company had $38.6 million of foreign lines of credit available of which $28.0 million was unused and available.  The total amount of $10.6 million outstanding under these facilities is attributable to operations in the Asia Pacific region.

During April 2008, the Company received credit rating upgrades for its debt facilities.  Moody’s Investor Service raised the corporate family rating to Ba1 with a positive outlook and upgraded the senior secured Bank Credit Facility to Baa2.  Standard & Poor’s raised the corporate credit rating to BB+ with a stable outlook and upgraded the senior secured Bank Credit Facility to BBB.

In connection with the comprehensive settlement of tax years 1993 through 2003, the Company anticipates the remaining federal and state income tax refunds and interest of approximately $20 million will be received during the third quarter of 2008. In addition, the Company settled the audit of tax years 2004 and 2005 and expects to receive a refund of approximately $3.7 million during the third quarter of 2008.

With respect to its asbestos litigation obligations, the Company has restricted cash held in trust of $17.4 million available as of March 31, 2008 to fund asbestos-related settlements and defense costs (see Note 7 to the Consolidated Financial Statements).  As detailed further in the discussion of Commitments and Contractual Obligations that follows, this funding source is expected to be exhausted during 2008.  Upon occurrence of this event the Company will be required to fund its asbestos obligations from its cash from operations and other available financial resources.

Assets held for sale are included in the caption “Other current assets” on the Consolidated Balance Sheets.  The carrying value of total assets held for sale was $7.7 million as of March 31, 2008 reflecting the Company’s former research facility in Jacksonville, Florida.  This property is currently being marketed and is expected to be disposed within the next twelve months for a net sales price in excess of its carrying value.

Financial Condition

Total debt as of March 31, 2008 was $807.6 million, which increased $11.6 million from $796.0 million as of December 31, 2007.  Cash balances decreased to $99.1 million as of March 31, 2008 from $116.5 million as of December 31, 2007.

When compared to year-end 2007 levels, Days Sales Outstanding (“DSO”) remained at 61 days while Days Sales in Inventories (“DSI”) decreased by 2 days to 57 days.  Days Payable Outstanding (“DPO”) remained at 53 days.  As a result, the Company’s cash cycle time (DSO plus DSI less DPO) has improved by two days to 65 days from year-end 2007 levels.

Commitments and Contractual Obligations

Capital Expenditures and Other Investing Commitments

Capital expenditures are projected to total approximately $125 to $130 million during 2008.  Significant project commitments for 2008 include MC capacity expansions at the Doel, Belgium facility and the construction of an HEC facility in Nanjing, China as well as continued progress on the technical and functional upgrades of the Company’s information technology platform.  In summary, approximately $75 to $80 million of the projected total is attributable to expansion and productivity projects while the remaining $50 million is attributable to maintenance capital projects.

As a result of the specialty surfactants acquisition in 2007, the Company is committed to pay up to $2.0 million during 2008 contingent upon the continuity of sales revenues at certain predetermined levels.  In connection with the guar and guar derivatives acquisition in 2006, Aqualon made an earn-out payment of $2.0 million during the first quarter of  2008 based on that business’ 2007 performance.  A similar commitment is in place through 2011 for approximately $1 million to $2 million annually contingent upon the achievement of certain performance metrics.

Pension Plan Funding

There were no voluntary contributions to the Company’s  pension plans during the three months ended March 31, 2008. However, the Company expects to provide voluntary funding of approximately $22 million for its U.S. qualified plan and approximately $8 million on a combined basis for all other international plans beginning at the end of the second quarter of 2008.

Funding for Litigation, Environmental and Asset Retirement Obligations

As of March 31, 2008, the Company has recorded $82.4 million for environmental and other asset retirement matters involving current and former operating sites, including those with identified asset retirement obligations as well as other locations where the Company may have a known liability (see Note 6 to the Consolidated Financial Statements).  The annual costs required for remediation and similar asset retirement activities are generally funded from operations as well as proceeds from the disposition of assets.  While such obligations are defined by legal, statutory or contractual provisions, the Company has a certain degree of discretion with respect to the timing and magnitude of cash expenditures within a given range of periods.  However, unfavorable developments regarding legal, regulatory or operating matters with respect to any existing sites as well as unknown exposures could have a material adverse effect on cash requirements for any annual, quarterly or other period.  In addition, the Company’s future commitment to certain actions, including modifications to its existing facilities or preparing sites for sale involving demolition and other related activities among others, could trigger the recognition of additional obligations.

The Company anticipates funding approximately $18 million towards these obligations during 2008, excluding amounts for the Vertac matter.  The most significant of the total projected payments are attributable to the Company’s operating facility and related property in Parlin, New Jersey.  Obligations at this site include those attributable to existing Aqualon Natrosol® manufacturing operations as well as demolition and environmental remediation activities attributable to that portion of the facility that previously housed the Company’s former nitrocellulose manufacturing operations.  With regard to this portion of the site, the Company is proceeding with plans to dispose of 400 acres of excess land.

With respect to the Vertac matter, the Company continues the process of reviewing the claim for reimbursement for response costs plus interest received from the United States (see Note 7 to the Consolidated Financial Statements).  At this time, the Company is unable to estimate the specific amount or timing of the final settlement payment with respect to this matter.  As of March 31, 2008, the Company has accrued $20.2 million representing its share of the United States’ claim plus cumulative interest.

Asbestos-Related Litigation

During 2008, the Company anticipates the total cash requirements for asbestos-related litigation matters to be approximately $38 million.  Of the total, approximately $28 million is projected for settlements and $10 million is projected for defense costs.  It is currently anticipated that all of the funds remaining in the trust will be distributed to the Company during 2008, thereby terminating the trust.  As a result, from and after the time that the trust is terminated, the Company will be required to fully fund its asbestos settlements and related defense costs and legal fees from its cash from operations and other available financial resources until such time, if any, that the reimbursement obligations pursuant to the Future Coverage Agreement, as defined in the 2007 Form 10-K, are triggered based on cumulative asbestos products litigation-related expenditures.  Depending upon the magnitude of future settlement and defense costs, substantial reimbursement pursuant to such agreement is not anticipated for at least several years, and once such reimbursement begins, it is anticipated that the levels of reimbursement will vary considerably over time.  See Note 7 to the Consolidated Financial Statements.

Debt Retirement

In December 2007, the Board of Directors authorized the Company, from time to time, subject to market conditions and provisions of the Company's credit agreements and indentures, to repurchase up to $50 million of its outstanding indebtedness.  Scheduled debt maturities during 2008 are $33.7 million.

Share Repurchase Program and Common Stock Dividend

During 2007, the Board of Directors of the Company authorized the repurchase of common stock and payments of cash dividends for a combined amount of up to $200 million during a two year period that will end in July of 2009.  Stock repurchases under this authorization may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The declaration of future cash dividends will be subject to determination by the Board of Directors after its review of the Company's performance, applicable debt covenants and other commitments.  Through April 25, 2008, the Company has acquired a total of 4.1 million shares for $77.7 million and has paid quarterly cash dividends for a total of $16.8 million.  Accordingly, a total of $105.5 million remains available for additional share repurchases and cash dividends through the term of the authorization.  At this time, the Company anticipates a total of $75 million in stock repurchases for 2008 and the continuation of a quarterly cash dividend for the remainder of 2008.

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

Foreign Exchange Rate Risk

The Company’s financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net asset position of $1.0 million at March 31, 2008.  The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from period-end levels, with all other variables held constant.  A 10% strengthening of the USD versus other currencies at March 31, 2008 would result in a $3.9 million decrease in the net position, while a 10% weakening of the dollar versus all currencies would result in a $3.1 million increase in the net position.

The Company also utilizes cross currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations.  At March 31, 2008, the net market value of the swaps was a liability of $163.3 million.  A 10% strengthening of the Euro versus the USD at March 31, 2008 would result in a $66.3 million increase in the liability, while a 10% weakening of the Euro versus the USD would result in a $66.3 million decrease in the liability.  Changes in the underlying interest rates would have an insignificant impact.

Interest Rate Risk

The Company's derivative and other financial instruments subject to interest rate risk consist substantially of debt instruments.  At March 31, 2008, the net market value of these combined instruments was a liability of $695.3 million.  The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their period end levels, with all other variables held constant.  A 100-basis point increase in interest rates at March 31, 2008 would result in a $53.9 million decrease in the net market value of the liability.  A 100-basis point decrease in interest rates at March 31, 2008 would result in a $49.9 million increase in the net market value of the liability.

Equity Price Risk

The Company’s financial instruments subject to equity price risk consist of the warrants component of the CRESTSSM units issued in 1999 and the Company’s 8% convertible debentures due 2010 (see Note 4 to the Consolidated Financial Statements).  Actions taken by the holders of these financial instruments could result in the issuance of additional shares of common stock and thereby increase stockholders’ equity.  The conversion prices are $42.70 per share and $14.90 per share for the CRESTSSM units and convertible debentures, respectively.

Commodity Price Risk

As of and for the three month period ended March 31, 2008, the Company did not transact in any hedging activities with respect to commodities or any related raw materials requirements.

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

ITEM 4.                      Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e) or Rule 15d-15(e) as of March 31, 2008.  Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      Legal Proceedings

The information disclosed by the Company under the headings “Environmental” and “Litigation” in Note 7 to the Consolidated Financial Statements is incorporated herein by this reference.

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of the Company’s purchases of its common stock during the three months ended March 31, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs (1)
Cumulative through 2007	2,800,860		2,800,860	$145,651,609
January 1 – 31, 2008	200,000	$18.15	200,000	$142,020,954
February 1 – 29, 2008	500,000	$17.31	500,000	$133,367,544
March 1 – 31, 2008	623,100	$17.73	623,100	$122,319,595
Totals for 2008	1,323,100		1,323,100
Cumulative through 2008	4,123,960		4,123,960	$122,319,595

(1) In July 2007, the Board of Directors authorized the Company to repurchase up to $200 million of its common stock over a two year period subject to market conditions and the provisions of the Company’s Senior Credit Facility Agreement and indentures.  The authorization also encompasses dividends on the Company’s common stock.  The combination of share purchases and dividends is limited to $100 million per calendar year.

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
Allen A. Spizzo
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly
Authorized Signatory)
April 28, 2008

EXHIBIT INDEX

Number	Description

18.1*	Letter Regarding Change in Accounting Principle

31.1*	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Vice President and Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32.1*	Section 1350 Certification of President and Chief Executive Officer

32.2*	Section 1350 Certification of Vice President and Chief Financial Officer

_____________________
* Filed herewith