Form 10-Q
period 2008-06-30
HERCULES INC
filed 2008-07-28
CIK 46989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008 OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes:   ☐   No:   ☒

As of July 25, 2008, 112,709,529 shares of registrant’s common stock were outstanding.

HERCULES INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements
HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions, except per share)
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
		As Adjusted		As Adjusted
		(Note 6)		(Note 6)
	2008	2007	2008	2007
Net sales	$612.6	$549.0	$1,170.9	$1,051.3
Cost of sales	420.1	358.8	794.5	682.2
Selling, general and administrative expenses	98.6	84.8	193.2	168.2
Research and development	11.4	11.0	22.5	21.4
Intangible asset amortization (Note 4)	2.7	1.9	5.3	3.7
Other operating expense, net (Note 12)	4.6	7.6	12.8	20.7
Profit from operations	75.2	84.9	142.6	155.1
Interest and debt expense	18.3	17.8	35.0	35.0
Vertac response costs and litigation charges (Note 8)	0.3	17.5	0.5	19.0
Other expense, net (Note 13)	8.4	15.7	15.3	19.0
Income before income taxes, minority interests and equity loss	48.2	33.9	91.8	82.1
Provision (benefit) for income taxes (Note 14)	12.6	(7.9)	24.1	(41.0)
Income before minority interests and equity loss	35.6	41.8	67.7	123.1
Minority interests in losses (earnings) of consolidated subsidiaries	(0.3)	(0.5)	0.9	(1.0)
Equity loss of affiliated companies, net of tax	(0.2)	—	(1.1)	(0.5)
Net income from continuing operations before discontinued operations	35.1	41.3	67.5	121.6
Net income from discontinued operations, net of tax (Note 1)	25.9	—	25.9	—
Net income	$61.0	$41.3	$93.4	$121.6

Earnings per share (Note 15):
Basic earnings per share
Continuing operations	$0.32	$0.36	$0.61	$1.06
Discontinued operations	0.23	—	0.23	—
Net income	$0.55	$0.36	$0.84	$1.06
Weighted average number of shares (millions)	111.4	114.6	111.6	114.3

Diluted earnings per share
Continuing operations	$0.31	$0.36	$0.60	$1.06
Discontinued operations	0.23	—	0.23	—
Net income	$0.54	$0.36	$0.83	$1.06
Weighted average number of shares (millions)	112.1	115.3	112.2	115.0

Dividends declared per share	$0.05	—	$0.10	—

Net income	$61.0	$41.3	$93.4	$121.6
Other comprehensive income:
Foreign currency translation	2.4	18.8	47.0	24.4
Pension and postretirement benefit adjustments, net of tax	0.8	1.6	1.2	1.7
Revaluation of net investment hedges, net of tax	1.5	(2.9)	(31.8)	(7.5)
	4.7	17.5	16.4	18.6
Comprehensive income	$65.7	$58.8	$109.8	$140.2

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)	(Unaudited)
		As Adjusted
		(Note 6)
	June 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$106.6	$116.5
Accounts receivable, net of allowance (2008 – $7.3; 2007 – $4.5)	435.8	366.8
Inventories (Note 10)	244.6	224.0
Deferred income taxes	34.1	41.0
Income taxes receivable	24.6	20.2
Asbestos-related assets (Note 8)	—	4.0
Other current assets	46.3	41.8
Total current assets	892.0	814.3
Property, plant, and equipment, net (Note 10)	698.9	660.0
Intangible assets, net (Note 4)	157.7	161.2
Goodwill (Note 4)	551.9	527.9
Deferred income taxes	370.5	370.8
Asbestos-related assets (Note 8)	9.6	24.1
Deferred charges and other assets	110.1	120.1
Total assets	$2,790.7	$2,678.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$236.3	$222.0
Asbestos-related liabilities (Note 8)	28.0	28.0
Current debt obligations (Note 5)	54.9	33.7
Vertac obligations (Note 8)	20.5	20.0
Accrued expenses	200.5	207.7
Income taxes payable	17.0	13.3
Deferred income taxes	8.8	9.5
Total current liabilities	566.0	534.2
Long-term debt (Note 5)	761.8	762.3
Deferred income taxes	78.7	74.3
Pension obligations	163.0	158.7
Other postretirement benefit obligations	118.4	123.1
Deferred credits and other liabilities	306.1	298.7
Asbestos-related liabilities (Note 8)	216.3	227.0
Total liabilities	2,210.3	2,178.3

Commitments and contingencies (Note 8)	—	—
Minority interests	21.1	22.1
Stockholders’ equity (Note 9)
Series preferred stock	—	—
Common stock, $25/48 par value (shares issued: 2008 and 2007 – 160.0 million)	83.3	83.3
Additional paid-in capital	422.6	438.3
Unearned compensation	(15.2)	(29.8)
Accumulated other comprehensive losses	(6.4)	(22.8)
Retained earnings	1,692.2	1,610.1
	2,176.5	2,079.1
Reacquired stock, at cost (2008 – 47.4 million shares; 2007 – 46.0 million shares)	(1,617.2)	(1,601.1)
Total stockholders’ equity	559.3	478.0
Total liabilities and stockholders’ equity	$2,790.7	$2,678.4

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)	(Unaudited)
	Six Months Ended June 30,
		As Adjusted
		(Note 6)
	2008	2007
Cash Flows from Operating Activities:
Net income	$93.4	$121.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37.2	34.9
Amortization	15.9	19.1
Deferred income tax provision	8.9	15.6
Gain on disposal of assets and investments, net	(3.7)	(4.2)
Dilution of investment and loss on sale of 51% interest in FiberVisions	—	(0.3)
Minority interests in (losses) earnings of consolidated subsidiaries	(0.9)	1.0
Stock-based compensation	4.4	6.0
Other non-cash charges and credits, net	4.8	(0.8)
Accruals and deferrals of cash receipts and payments (net of acquisitions and dispositions):
Accounts receivable, net	(55.0)	(43.8)
Inventories	(11.4)	(9.9)
Asbestos-related assets and liabilities, net	7.4	43.8
Other current assets	(2.4)	(3.2)
Accounts payable	3.9	(4.2)
Vertac obligations	0.5	(104.8)
Accrued expenses	(5.3)	7.5
Income taxes receivable and payable, net	14.3	107.1
Pension and other postretirement benefit obligations	(4.5)	(29.4)
Non-current assets and liabilities	(39.6)	(15.5)
Net cash provided by operating activities	67.9	140.5

Cash Flows from Investing Activities:
Capital expenditures	(45.4)	(53.8)
Acquisitions and investments, net	(9.0)	(0.9)
Proceeds from sale of 51% interest in FiberVisions, net	—	(1.2)
Proceeds of asset disposals, net of transaction costs	3.0	11.4
Other	—	(0.1)
Net cash used in investing activities	(51.4)	(44.6)

Cash Flows from Financing Activities:
Long-term debt proceeds	—	3.3
Long-term debt payments	(2.3)	(47.0)
Change in short-term debt	16.4	5.8
Repurchase of common stock	(37.3)	—
Dividends paid	(10.9)	—
Proceeds from the exercise of stock options	0.9	4.9
Other, net including income tax benefits attributable to stock-based compensation	0.8	2.1
Net cash used in financing activities	(32.4)	(30.9)
Effect of exchange rate changes on cash	6.0	1.1
Net (decrease) increase in cash and cash equivalents	(9.9)	66.1
Cash and cash equivalents – beginning of period	116.5	171.8
Cash and cash equivalents – end of period	$106.6	$237.9

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share amounts)
(Unaudited)

1.	Basis of Presentation

The interim consolidated financial statements and the notes to the consolidated financial statements of Hercules Incorporated (“Hercules” or the “Company”) are unaudited as of and for the three and six months ended June 30, 2008 and 2007, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of Hercules’ financial position and results of operations for the interim periods.  The consolidated financial statements include the accounts of variable interest entities for which Hercules is the primary beneficiary.  These consolidated financial statements should be read in conjunction with the accounting policies, financial statements and notes included in Hercules’ Annual Report on Form 10-K for the year ended December 31, 2007.

Effective January 1, 2008, the Company elected to change its method of accounting for its qualified defined-benefit pension plans in the United States (“U.S.”) and the United Kingdom (“U.K.”).  This change has been applied on a retrospective basis to the comparable periods in 2007 that appear within the financial statements and notes thereto. A more thorough discussion of the change is provided in Note 6.

The three and six month periods ended June 30, 2008 reflect income from discontinued operations of $25.9 million, net of taxes.  This amount relates to the reversal of a $40 million indemnification obligation attributable to income tax matters that the Company established in 1997 upon the sale of its investment in a joint venture in the former Food and Functional products segment.  The buyer recently concluded certain income tax issues with the Internal Revenue Service (“IRS”) thereby eliminating the necessity for maintaining the indemnity obligation.

Certain prior period amounts in the consolidated financial statements and notes have been reclassified to conform to the current period presentation.

2.	Recent Accounting Pronouncements

Other than those discussed below, there have been no accounting pronouncements issued or changes thereto through June 30, 2008 that have significance or potential significance to the Company.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Hedging Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is effective January 1, 2009 and requires enhanced qualitative and quantitative disclosures with respect to derivatives and hedging activities.  Based on its current hedging activities, the Company does not anticipate SFAS 161 will have a material impact on its financial statements.

In February 2008, the FASB deferred the effective date of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), until January 1, 2009 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a recurring basis.  Fair value disclosures for financial assets and liabilities in connection with the initial adoption of SFAS 157 effective January 1, 2008 are provided in Note 17.

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”).  Both SFAS 141R and SFAS 160 are to be adopted effective January 1, 2009.  SFAS 141R requires the application of several new or modified accounting concepts that, due to their complexity, could introduce a degree of volatility in periods subsequent to a material business combination.  SFAS 141R requires that all assets and liabilities acquired as a result of a business combination be recorded at their fair value, with limited exceptions.  SFAS 160 will primarily impact the presentation of minority or noncontrolling interests within the Balance Sheet and Statement of Operations as well as the accounting for transactions with noncontrolling interest holders.

3.	Acquisitions and Investments

At the end of the second quarter of 2008, the Company acquired Logos Quimica Ltda. (“Logos Quimica”), a Brazil-based specialty chemical company.  The total transaction value is approximately 34 million Brazilian Reais or $21.3 million. A total of 11.9 million Reais or $7.5 million was paid at closing and the remainder was paid shortly thereafter during the third quarter of 2008.  Of the total transaction cost, 17.3 million Brazilian Reais or $10.8 million has been placed into escrow pending the resolution of certain items.  The pulp products business of Logos Quimica will be integrated into the Ventures component of PTV and the remaining small portion of Logos Quimica will be integrated into the Aqualon segment to market products into the coatings industry.  The Company is currently in the process of allocating the purchase price to the assets and liabilities acquired as a result of the transaction.

4.	Intangible Assets and Goodwill

The following table provides information regarding the Company’s intangible assets with finite lives:

	June 30, 2008			December 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$95.6	$22.5	$73.1	$95.6	$21.1	$74.5
Trademarks and tradenames	76.2	18.6	57.6	76.2	17.6	58.6
Other intangible assets	52.7	25.7	27.0	51.0	22.9	28.1
	$224.5	$66.8	$157.7	$222.8	$61.6	$161.2

Total amortization expense for intangible assets was $2.7 million and $1.9 million for the three months ended June 30, 2008 and 2007, respectively, and was $5.3 and $3.7 million for the six months ended June 30, 2008 and 2007, respectively.  Amortization expense is estimated to be $10.2 million for the year ending December 31, 2008.

The following table shows changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2008:

	Paper Technologies and Ventures	Aqualon Group	Total
Balance at January 1, 2008	$471.6	$56.3	$527.9
Foreign currency translation and other changes	23.0	1.0	24.0
Balance at June 30, 2008	$494.6	$57.3	$551.9

5.       Debt

A summary of debt by instrument is provided as follows:
	June 30, 2008	December 31, 2007
Term B Loan due 2010	$259.0	$261.0
6.6% notes due 2027	15.9	15.9
6.75% senior subordinated notes due 2029	250.0	250.0
8% convertible subordinated debentures due 2010	2.2	2.3
6.5% junior subordinated deferrable interest debentures due 2029	215.6	215.1
Term loans of Hercules Tianpu at rates ranging from 4.33% to 8.22% through 2011(1)	49.8	42.4
Term loans of Hercules Jiangmen at rates ranging from 6.24% to 8.22% through 2010	17.2	7.5
Other	7.0	1.8
	816.7	796.0
Less: Current debt obligations	54.9	33.7
Long-term debt	$761.8	$762.3

(1)A total of $23.6 million of these loans have been guaranteed by Hercules (see Note 8).

As of June 30, 2008, the weighted-average interest rate on the Term B Loan, which bears interest at LIBOR + 1.50%, was 4.0%.

As of June 30, 2008, the Company’s Senior Credit Facility was comprised of a $150 million committed revolving credit facility which matures on April 8, 2009.  As of June 30, 2008, the Company had $57.7 million of outstanding letters of credit associated with the Revolving Credit Facility and the remaining $92.3 million was available for use.

As of June 30, 2008, the Company also had $33.1 million of foreign lines of credit available and unused.

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

The change in accounting method has been applied to the financial statements of prior periods on a retrospective basis.  As reflected in the presentation of this Form 10-Q, Retained earnings as of December 31, 2007 has been reduced by $293.2 million with a corresponding increase to Accumulated other comprehensive losses (“AOCL”) representing the cumulative effect of the application of the change in accounting method to all prior periods. In addition, the net periodic pension benefit cost for the six months ended June 30, 2007 has been adjusted to reflect the change in accounting method.

While the financial statements and notes reflect the change in method on a comparable basis for accounting purposes, the underlying economic circumstances associated with the U.S. and U.K. plans are substantially different for the periods impacted by the change.  The primary source of the differing economic circumstances relates to the composition of the assets for these plans (see Change in Investment Strategy below).

 The following table illustrates the adjustments made to the relevant financial statement line items for the 2007 periods.
	Three Months Ended			Six Months Ended
	June 30, 2007			June 30, 2007
	As	Effect of	As	As	Effect of	As
	Reported	Change	Adjusted	Reported	Change	Adjusted
Selling, general and administrative expenses	$95.2	$(10.4)	$84.8	$188.9	$(20.7)	$168.2
Profit from operations	74.5	10.4	84.9	134.4	20.7	155.1
(Benefit) provision for income taxes	(11.5)	3.6	(7.9)	(48.1)	7.1	(41.0)
Net income from continuing operations	34.5	6.8	41.3	108.0	13.6	121.6
Net income	34.5	6.8	41.3	108.0	13.6	121.6
Basic earnings per share	$0.30	$0.06	$0.36	$0.95	$0.11	$1.06
Diluted earnings per share	$0.30	$0.06	$0.36	$0.94	$0.12	$1.06

The following table illustrates the effect of the change on the Company’s results of operations and the relevant financial statement line items for the 2008 periods.

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
	Previous	Effect of	Current	Previous	Effect of	Current
	Method	Change	Method	Method	Change	Method
Selling, general and administrative expenses	$109.5	$(10.9)	$98.6	$215.1	$(21.9)	$193.2
Profit from operations	64.3	10.9	75.2	120.7	21.9	142.6
Provision for income taxes	8.8	3.8	12.6	16.5	7.6	24.1
Net income from continuing operations	28.0	7.1	35.1	53.2	14.3	67.5
Net income	53.9	7.1	61.0	79.1	14.3	93.4
Basic earnings per share – continuing operations	$0.26	$0.06	$0.32	$0.48	$0.13	$0.61
Diluted earnings per share – continuing operations	$0.25	$0.06	$0.31	$0.47	$0.13	$0.60
Basic earnings per share – net income	$0.49	$0.06	$0.55	$0.71	$0.13	$0.84
Diluted earnings per share – net income	$0.48	$0.06	$0.54	$0.70	$0.13	$0.83

Change in Investment Strategy

In June 2007, the Finance Committee of the Board of Directors approved a change in the pension asset investment strategy for the Company’s U.S. qualified plan.  Accordingly, the Company implemented a liability-driven investing (“LDI”) strategy that is designed to generally align the characteristics of the plan’s assets to those of the underlying benefit obligations with the objective of mitigating the impact of interest rate and asset value volatility.  Under this strategy, approximately 85% of the plan’s assets have now been invested in interest rate-sensitive debt instruments.  This investment strategy is designed to reduce ongoing funding requirements for a fully-funded plan to a level that approximates that plan’s annual service cost.  A similar strategy was implemented for the Company’s U.K. pension plan during the first quarter of 2007.  The strategy for the U.S. qualified plan was effectuated through a shift to a fixed-income portfolio with a duration to approximate that of the benefit obligations while reducing the plan’s exposure to equity and other investment securities to 15% of total assets.  The shift in assets under the LDI strategy was completed during the fourth quarter of 2007.

Periodic Disclosures of Benefit Cost

The following tables set forth the consolidated net periodic pension and other postretirement benefit costs as recognized for the three and six months ended June 30, 2008 and 2007:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
		As Adjusted		As Adjusted
	2008	2007	2008	2007
Net periodic benefit cost:
Service cost	$3.9	$4.3	$7.9	$8.8
Interest cost	27.1	25.8	54.1	51.7
Expected return on plan assets	(27.9)	(31.4)	(55.8)	(62.6)
Amortization and deferrals	(0.6)	(0.6)	(1.3)	(1.3)
Actuarial losses recognized	1.0	1.2	2.0	2.7
	$3.5	$(0.7)	$6.9	$(0.7)

Plan Contributions

There were no voluntary contributions to the Company’s pension plans during the three and six months ended June 30, 2008.  However, the Company expects to provide voluntary funding of approximately $22 million for its U.S. qualified plan and approximately $8 million in required and voluntary contributions for all other international plans during 2008.

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net periodic benefit cost:
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	2.0	1.9	3.9	4.1
Amortization and deferrals	(1.8)	(2.0)	(3.5)	(3.9)
Actuarial losses recognized	2.5	2.1	5.0	4.3
	$2.8	$2.1	$5.6	$4.7

7.	Asset Retirement Obligations and Environmental Contingencies

The following table provides a reconciliation of the changes in the asset retirement obligations (“AROs”) and environmental contingencies during the six months ended June 30, 2008:

	Active Sites	Inactive Sites	Total
Balance at January 1, 2008	$10.8	$67.5	$78.3
Settlement payments, net of cost recoveries	(0.5)	(2.6)	(3.1)
Changes in estimated obligations and accretion	0.5	4.9	5.4
Foreign currency translation and other changes	(1.3)	1.8	0.5
Balance at June 30, 2008	$9.5	$71.6	$81.1

(1) Includes $3.6 million attributable to a revision of estimated remediation costs for an inactive portion of the Company’s Brunswick, Georgia manufacturing facility associated with a previously divested business.

8.	Commitments and Contingencies

Guarantees

In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), disclosure about each group of guarantees is provided below:

Indemnifications. In connection with the acquisition, disposition, and purchase or sale of Company assets and businesses, the Company has indemnified other parties against certain liabilities that may arise in connection with the relevant transactions and business activities.  The terms of these indemnifications typically pertain to environmental, tax, employee and/or product related matters, as well as matters concerning the ownership of relevant assets, the power and corporate authority to enter into the transaction, the satisfaction of liabilities not assumed by the buyer, and obtaining consents.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company could be required to indemnify, defend, and/or hold the buyer harmless.  These indemnifications are generally subject to threshold amounts, specified claim periods and/or other restrictions and limitations.  The carrying amount recorded for indemnifications as of June 30, 2008, all of which are attributable to business disposition transactions, was $1.5 million.

In addition, and as noted in greater detail in the “Litigation” section and “Asbestos” subsection of  Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company has entered into comprehensive settlement agreements with substantially all of its insurance carriers that provided coverage for asbestos-related product liabilities.  Under the terms of those agreements and in exchange for payments received from such insurance carriers, the Company has released and agreed to indemnify such insurers from claims asserted under their cancelled policies.  Finally, the Company provides certain indemnifications in the ordinary course of business such as product, patent, and performance warranties in connection with the manufacture, distribution and sale of its products and services.  Due to the nature of these indemnities, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

Debt Obligations. The Company has directly guaranteed $45.5 million of various outstanding obligations under agreements with third parties related to consolidated subsidiaries and affiliates as of June 30, 2008.  The outstanding balance reflects guarantees of debt for terms of varying length as well as a secured guarantee related to a foreign-based pension plan with an indefinite term.  Existing guarantees for subsidiaries and affiliates arose from liquidity needs in normal operations.

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

The following disclosure provides new and updated information regarding certain matters.  This information should be read in conjunction with the disclosure appearing under the “Environmental” section heading set forth in Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”) and Note 7 to the Consolidated Financial Statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (“2008 First Quarter Form 10-Q”).  As stated in the 2007 Form 10-K and the 2008 First Quarter Form 10-Q, while the Company is involved in numerous environmental matters, only certain matters are described therein and herein because they are currently viewed by management as potentially material to the Company’s consolidated financial position, results of operations and cash flows.  There are no changes to the 2007 Form   10-K and the 2008 First Quarter Form 10-Q disclosures except as noted below:

United States of America v. Vertac Chemical Corporation, et al., No. 4:80CV00109 (United States District Court, Eastern District of Arkansas, Western Division).  The Company is continuing to review the additional response costs and interest claimed by the United States and is engaged in settlement discussions with the United States.  As of June 30, 2008, the Company has accrued $20.5 million, including interest, representing the Company’s share of the amount specified by the United States in its claim for reimbursement.  The Company will continue to accrue interest on this amount until payment is made.

Environmental Compliance.  In April 2005, the Company’s Franklin, Virginia manufacturing facilities were subject to a multi-media environmental compliance investigation by the EPA and the Virginia Department of Environmental Quality (“VADEQ”), and in April 2007, the Company’s Hopewell, Virginia manufacturing facilities were subject to a Clean Air Act compliance investigation by EPA and the VADEQ.  In April 2008, the results of both investigations were provided to the Company.  The results of both investigations uncovered areas of potential noncompliance with various environmental requirements.  The Company is currently evaluating these results.  To the best of the Company’s knowledge, no other action has yet been initiated by federal and/or Virginia state authorities.  At this time, the Company cannot reasonably estimate its potential liability, if any, with respect to these matters and, accordingly, has not included these matters in the accrued liability for environmental matters reported below.

Range of Exposure.  The reasonably possible share of costs for environmental matters involving current and former operating sites, including those with identified AROs (see Note 7), the Vertac site, and other locations where the Company may have a liability, is approximately $101.6 million as of June 30, 2008.

Litigation

The Company is involved in litigation arising out of or incidental to the conduct of its business.  Such litigation typically falls within the following broad categories: environmental, including environmental litigation (see above); antitrust; commercial; intellectual property; labor and employment; personal injury; property damage; product liability; and toxic tort.  These matters typically seek unspecified or large monetary damages or other relief, and may also seek punitive damages.  While it is not feasible to predict the outcome of all pending matters, the ultimate resolution of one or more of these matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.  While the Company is involved in numerous matters, certain matters are described in the 2007 Form 10-K, the 2008 First Quarter Form 10Q, and this Form 10-Q because they are currently viewed by management as potentially material.  From time to time, management may determine (based on further analysis or additional information that becomes available through discovery or otherwise) that other matters are or have become potentially material to the Company.  As appropriate, descriptions of such matters will be included in the periodic report following such determination.  Occasionally, management may not determine that a matter is material until it has been settled or otherwise resolved.  In such a situation, that matter may not have been described in the Company’s periodic reports prior to such settlement or resolution, however the impact of such settlement or resolution would be reflected in the financial statements included in the periodic report following such settlement or resolution.

The following disclosure provides new and updated information regarding certain matters.  This information should be read in conjunction with the disclosures appearing under the “Litigation” section heading set forth in the 2007 Form 10-K and the 2008 First Quarter Form 10-Q.  There are no changes to those disclosures except as noted below:

Asbestos
As of June 30, 2008, there were approximately 25,760 unresolved claims, of which approximately 902 were premises claims and the rest were products claims.  There were also approximately 1,759 unpaid claims which have been settled or are subject to the terms of a settlement agreement.  Between January 1, 2008 and June 30, 2008, the Company received approximately 1,146 new claims.  During that same period, the Company spent a net amount of $14.8 million to resolve and defend asbestos matters, including $10.7 million directly related to settlement payments and $4.1 million for defense costs.

As of June 30, 2008, all of the cash recovered and all of the monies placed into trust from the settlements with certain of the Company’s insurance carriers have been used by the Company with respect to its asbestos-related liabilities or for other corporate purposes, except for approximately $9.6 million remaining in trust as of June 30, 2008.  As previously described in the 2007 Form 10-K and the 2008 First Quarter Form 10-Q, the Company anticipates that the monies remaining in trust will be exhausted during 2008, after which time the Company will be required to fund defense costs and settlement payments for its asbestos-related liabilities using cash from operations or other sources until such time as the partial reimbursement obligations under the Future Coverage Agreement, as defined in the 2007 Form 10-K, are triggered, which obligations are not expected to be triggered unless and until defense costs and settlement payments for qualifying asbestos products claims paid by the Company subsequent to the October 13, 2004 effective date of that agreement aggregate to approximately $330 million to $370 million.  As of June 30, 2008, defense costs and settlement payments for qualifying asbestos products claims of approximately $117 million have been credited towards that range.

The following table presents the beginning and ending balances and balance sheet activity for the Company’s asbestos-related accounts for the six months ended June 30, 2008.

	Balance January 1, 2008	Interest Income/ Accrual adjustments, net	Insurance Recovered/ Liabilities Settled	Accretion/ Reclassifi- cation	Balance June 30, 2008
Asbestos-related assets:
Insurance receivable – current	$4.0	$—	$(4.0)	$—	$—

Insurance receivable – non-current	16.8	(0.4)	(16.4)	—	—
Restricted cash in trust	7.3	—	2.3	—	9.6
Noncurrent asbestos-related assets	24.1	(0.4)	(14.1)	—	9.6
Total asbestos-related assets	$28.1	$(0.4)	$(18.1)	$—	$9.6
Asbestos-related liabilities:
Current reserve for claims	$28.0	$—	$—	$—	$28.0
Noncurrent reserve for claims	227.0	—	(10.7)	—	216.3
Total asbestos-related liabilities	$255.0	$—	$(10.7)	$—	$244.3

The Company, in conjunction with outside advisors, will continue to study its asbestos-related matters, insurance recovery expectations and reserves on an ongoing basis, and make adjustments as appropriate.

Composite Products Antitrust and Qui Tam Matters.  By Order dated April 23, 2008, the action filed by Cytec Engineered Materials, Inc. in federal court against the Company (Cytec Engineered Materials, Inc. v. B.P. Amoco Polymers, Inc., et al., Case No. SACV 07-528 FMC (RNBx), U.S. District Court, Central District of California, Western Division), was dismissed with prejudice.  Cytec has appealed that ruling to the U.S. Court of Appeals for the 9th Circuit.  Defendants also sought to have Cytec’s state court action dismissed based on Cytec’s pleadings, but the Court denied defendants’ motions, allowing the state court action to proceed to discovery.  (Cytec Engineered  Materials, Inc. v. B.P. Amoco Polymers, Inc., et al., Case No. BC370895, California Superior Court, Los Angeles County).

Hercules Incorporated v. Hexcel Corporation, Supreme Court of the State of New York, County of New York, Index No.04/604098.  The Company reached agreement with Hexcel to dismiss all claims remaining in the lawsuit (including Hexcel’s counterclaim for indemnification), except for Hercules’ claim for indemnification based on the terms of the purchase and sale agreement.  Hercules has sought review of the dismissal of its indemnification claim by the New York Court of Appeals.

Agent Orange Litigation.  Plaintiffs petitioned the U.S. Court of Appeals for the Second Circuit for rehearing en banc of that court’s decisions dated February 22, 2008 (Joe Isaacson, et al. v. Dow Chemical Company, et al., Docket No. 05-1820-cv, and additional docket numbers; J. Michael Twinam, et. al. v. Dow Chemical Company, et al., Docket No. 05-1760-cv, and additional docket numbers; and The Vietnam Association for Victims of Agent Orange/Dioxin, et al. v. The Dow Chemical Company, et al., Civil Action No. 04 CV 0400 (JBW)) dismissing their claims.  Those petitions were denied by Orders dated May 7, 2008.  We have been advised that plaintiffs in these actions intend to file Petitions for Writ of Certiorari with the U.S. Supreme Court.

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

In Acevedo, et al. v. Union Pacific Railroad Company, et al., Cause No. C-4885-99-F, 332nd Judicial District Court, Hidalgo County, Texas (2001), Guadalupe Garza v. Allied Chemical Corp., et al., Cause No. C-4885-99-F(10), 332nd Judicial District Court, Hidalgo County, Texas, and related lawsuits, the trial date for plaintiff Guadalupe Garza, which had been set for October 20, 2008, has been set aside.  Plaintiffs are seeking a new trial date for that plaintiff, but no date has yet been set by the Court.  Discovery and motion practice are continuing.

Amounts Accrued for Non-Asbestos Litigation

During the period January 1, 2008 through June 30, 2008, no significant accruals for non-asbestos and non-environmental litigation were established.  During that same time period, settlement payments for non-asbestos and non-environmental litigation were insignificant.  The June 30, 2008 Consolidated Balance Sheet reflects a current liability of $2.6 million for non-asbestos and non-environmental related litigation matters, representing management’s best estimate of the probable and reasonably estimable losses for such matters.  A separate liability is provided for the Vertac matter on the June 30, 2008 Consolidated Balance Sheet.

9.           Stockholders’ Equity

A reconciliation of common stock share activity during the six months ended June 30, 2008 is provided as follows:
	Common Stock	Reacquired Stock
Balances at January 1, 2008	160,004,908	46,006,780
Conversion of debentures	3,354	—
Exercise of stock options	—	(76,166)
Issuance of stock awards, net of forfeitures	—	(356,164)
Shares redeemed in lieu of taxes on share-based compensation awards	—	115,255
Contribution of shares to defined contribution benefit plan	—	(10,864)
Repurchases of common stock	—	1,674,200
Balances at June 30, 2008	160,008,262	47,353,041

10.           Supplemental Financial Statement Disclosures

	June 30, 2008	December 31, 2007
Inventories:
Finished goods	$131.0	$125.5
Raw materials and work-in-process	88.5	74.9
Supplies	25.1	23.6
	$244.6	$224.0

Property, plant and equipment:
Land	$16.6	$16.0
Buildings and equipment	1,813.5	1,726.4
Construction in progress	128.4	113.7
	1,958.5	1,856.1
Accumulated depreciation and amortization	(1,259.6)	(1,196.1)
	$698.9	$660.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Depreciation:
Included in Cost of sales and Selling, general and administrative (“SG&A”) expenses	$18.9	$17.6	$37.1	$34.4
Accelerated depreciation included in Other operating expense, net	—	0.2	0.1	0.5
	$18.9	$17.8	$37.2	$34.9

Amortization:
Intangible assets	$2.7	$1.9	$5.3	$3.7
Capitalized software (normal basis) included in SG&A expenses	1.9	3.9	5.7	7.7
Accelerated amortization of capitalized software included in Other operating expense, net	1.2	3.4	4.6	6.9
Deferred financing costs included in Interest and debt expense	0.1	0.4	0.3	0.8
	$5.9	$9.6	$15.9	$19.1
Cash paid during the period for:
Interest	$21.3	$20.2	$36.4	$33.6
Income taxes, net of refunds received	6.8	(178.7)	13.7	(171.6)

11.           Restructuring Programs

Restructuring charges are reflected as a component of Other operating expenses in the Consolidated Statements of Operations.  The restructuring liabilities provided below are reflected in Accrued expenses on the Consolidated Balance Sheets.  A summary of the charges by program for the six months ended June 30, 2008 and an allocation to the reporting segments as well as a reconciliation of liabilities attributable to the Company’s restructuring programs is provided as follows:
	Severance and Other Exit Costs	Asset Charges	Total
Business and Corporate infrastructure projects	$2.7	$5.2	$7.9
All other restructuring programs	5.3	0.1	5.4
	$8.0	$5.3	$13.3

Paper Technologies and Ventures	$2.2	$—	$2.2
Aqualon Group	0.4	—	0.4
Corporate	5.4	5.3	10.7
	$8.0	$5.3	$13.3

	Six Months Ended June 30,
	2008	2007
Balance at beginning of period	$19.1	$10.5
Accrued charges for severance and other exit costs	7.6	14.3
Cash payments	(11.5)	(7.6)
Other, including foreign currency translation	1.3	0.3
Balance at end of period	$16.5	$17.5

In addition, the Company made cash payments of $0.4 million and $0.5 million during the six months ended June 30, 2008 and 2007, respectively, for certain exit costs that have been paid as incurred and are not included in the reconciliation of accrued restructuring liabilities above.

The charges recorded during the six months ended June 30, 2008 primarily reflect severance and termination benefits which are being accrued over periods during which affected employees are required to provide continuing services in connection with the specific restructuring programs.  In addition, other exit costs, including transition services, employee relocation and site closure expenses, among others, are charged as incurred.  Approximately $1 million of additional charges for all current restructuring programs on a combined basis are expected to be accrued through 2009 resulting in approximately $17 million of future cash payments primarily in 2008 and 2009 with certain amounts continuing into 2010.

Asset charges recorded during the six months ended June 30, 2008 primarily reflect accelerated amortization charges attributable to capitalized software development costs associated with the Company’s information technology platform, as well as other impairment charges for assets taken out of service in connection with the completion of certain corporate infrastructure projects. In connection with the substantial completion of prior restructuring programs, the Company is currently marketing its former facilities in Jacksonville, Florida and Pandaan, Indonesia.  These facilities, with a carrying value of $7.7 million, are reflected as assets held for sale and are included in the caption “Other current assets” on the Consolidated Balance Sheet as of June 30, 2008.

12.           Other Operating Expense, Net

Other operating expense, net consists of the following:
	Three Months Ended June 30		Six Months Ended June 30,
	2008	2007	2008	2007
Severance, restructuring and other exit costs, net	$4.9	$6.2	$8.0	$14.8
Accelerated depreciation and amortization	1.2	3.7	4.7	7.4
Asset retirement and environmental charges (active sites)	0.3	0.1	0.5	0.2
Asset impairment	0.6	—	0.6	—
Legal settlements	—	—	—	(0.2)
Gains on asset dispositions, net	(3.1)	(4.1)	(3.3)	(4.0)
Dismantlement costs	0.4	1.0	1.2	1.7
Other miscellaneous charges, net	0.3	0.7	1.1	0.8
	$4.6	$7.6	$12.8	$20.7

13.	Other Expense, Net

Other expense, net consists of the following:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Asbestos-related costs, net	$2.0	$2.2	$5.0	$4.3
Investment dilution and loss on sale of 51% interest in FiberVisions	—	(0.1)	—	(0.3)
Asset retirement and environmental charges (inactive sites) (1)	6.3	1.4	8.9	2.9
Litigation settlements and accruals	1.0	13.8	1.8	14.5
Gains on asset dispositions, net	—	(0.4)	—	(0.4)
Other, net	(0.9)	(1.2)	(0.4)	(2.0)
	$8.4	$15.7	$15.3	$19.0

(1) See Note 7.

14.	Income Taxes

Benefit/Provision for Income Taxes

For the three and six months ended June 30, 2008, the Company recognized pretax income of $48.2 million and $91.8 million and tax expense of $12.6 million and $24.1 million, respectively.  The full year effective tax rate for 2008 is estimated to be 27%.

The Company recognized pretax income of $33.9 million and $82.1 million and tax benefits of $7.9 million and $41.0 million for the three and six months ended June 30, 2007, respectively, primarily reflecting a $47.3 million benefit relating to the final resolution of IRS audits for the years 1993 through 2003.

There were no significant changes in the Company’s unrecognized tax benefits during the three and six months ended June 30, 2008.

In April 2008, the Company settled with the IRS the audit of tax years 2004 and 2005.  As a result, the Company recorded a tax benefit of $0.4 million during the three months ended June 30, 2008 and received a related refund of $4.3 million during July 2008.

15.           Earnings Per Share

The following table provides the weighted-average number of common shares (in millions) used as the denominator in computing basic and diluted earnings per share:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted-average number of common shares outstanding – Basic	111.4	114.6	111.6	114.3
Dilutive effect of:
Convertible debentures	0.2	0.2	0.2	0.2
Share-based compensation plans	0.5	0.5	0.4	0.5
Weighted-average number of common shares outstanding – Diluted	112.1	115.3	112.2	115.0

The following were antidilutive and therefore excluded from the computation of diluted earnings per share:
Options to purchase common stock	1.3	1.9	1.3	1.9
Warrants to purchase common stock	6.6	6.6	6.6	6.6
	7.9	8.5	7.9	8.5

16.           Reporting Segment Information

A summary of reporting segment data is provided below:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales:
Paper Technologies and Ventures	$310.0	$288.3	$612.9	$571.5
Aqualon Group	302.6	260.7	558.0	479.8
	$612.6	$549.0	$1,170.9	$1,051.3

Profit from operations(1)(2):
Paper Technologies and Ventures	$23.9	$31.8	$53.6	$65.4
Aqualon Group	56.6	62.5	104.6	114.8
Corporate items (3)	(5.3)	(9.4)	(15.6)	(25.1)
	$75.2	$84.9	$142.6	$155.1

Depreciation and amortization:
Paper Technologies and Ventures	$9.6	$10.2	$20.3	$20.3
Aqualon Group	12.7	12.0	25.4	23.2
Corporate items (1)(4)	2.5	5.2	7.4	10.5
	$24.8	$27.4	$53.1	$54.0

Research and development:
Paper Technologies and Ventures	$4.7	$4.3	$9.2	$8.7
Aqualon Group	6.6	6.5	13.0	12.4
Corporate items	0.1	0.2	0.3	0.3
	$11.4	$11.0	$22.5	$21.4

Capital expenditures:
Paper Technologies and Ventures	$7.5	$10.0	$12.6	$15.0
Aqualon Group	13.0	16.7	26.9	35.1
Corporate items	2.8	2.9	5.9	3.7
	$23.3	$29.6	$45.4	$53.8

(1)Normal depreciation incurred by Corporate is allocated to the business segments in the determination of Profit from operations.
(2)Profit from operations for the three and six months ended June 30, 2007 have been adjusted for the change in accounting for pensions (see Note 6).
(3)Corporate items include severance, restructuring and other exit costs, accelerated depreciation and amortization, primarily related to the Business Infrastructure Project, and certain other items that have not been allocated to the business segments.
(4)Includes accelerated depreciation and amortization that has not been allocated to the business segments.

17.           Risk Management Activities, Including Derivatives, and Fair Value Measurements

Risk Management Activities

The Company selectively uses foreign currency forward contracts to offset the effects of foreign currency exchange rate changes on reported earnings, cash flow and net asset positions.  The terms of these derivative contracts are generally for 3 months or less.  Changes in the fair value of these derivative contracts are recorded in earnings to offset the impact of foreign currency transaction gains and losses attributable to certain third party and intercompany financial assets and liabilities with similar terms.  The net gains and losses attributable to these activities are included in Other expense, net.

 The Company also uses cross-currency interest rate swaps (the “Swaps”) and has formally designated them as a hedge of the Company’s foreign currency exposure associated with its net investment in certain foreign operations that utilize the Euro as their functional currency.  The Swaps require the Company to pay EURIBOR + 1.59% and receive LIBOR + 1.50%.  The benchmark interest rates are reset on a quarterly basis.  The Swaps were entered into during the first quarter of 2006 and have a term of five years.  Changes in the fair value of the Swaps representing the effective portion of the hedge are recorded in Other comprehensive income (“OCI”) as an offset to the foreign currency translation associated with the underlying net investment.  The ineffective portion of the hedge, if any, is recorded as an adjustment to Interest and debt expense, net.  The net interest payments or receipts from the Swaps are also recorded as an adjustment to Interest and debt expense, net.

The Company had the following derivative financial instrument assets and (liabilities) outstanding as of:

	June 30, 2008		December 31, 2007
	Notional	Fair Value	Notional	Fair Value
Foreign exchange contracts(1)	$54.9	$0.7	$35.6	$0.3
Cross currency interest rate swaps(2)	(500.0)	(160.9)	(500.0)	(112.1)

(1) These derivative financial assets are reflected in Deferred charges and other assets on the Consolidated Balance Sheet.
(2) These derivative financial liabilities are reflected in Deferred credits and other liabilities on the Consolidated Balance Sheet.

The Company recognized the following gains and losses attributable to its derivative financial instruments during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Foreign exchange contracts, net
Gains (losses) recognized in Other expense, net	$0.9	$—	$1.1	$(0.4)
Cross currency interest rate swaps:
Gains (losses) recognized in OCI (1)	2.4	(4.4)	(48.8)	(11.5)
(Losses) gains recognized in Interest and debt expense	(4.7)	0.8	(7.3)	2.0

(1) These gains and losses are fully offset by foreign currency translation gains that are also recognized in OCI.

Fair Value Measurements

The Company recognizes its derivative financial instruments at their fair values.  The fair values are determined based on the application of valuation techniques contemplated within SFAS 157, which specifies a hierarchy of inputs to valuation techniques used to measure fair value.  The levels of the hierarchy are broadly defined as follows:  Level 1 – quoted prices for identical assets or liabilities, Level 2 – quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and model-based valuations in which significant inputs are corroborated by observable market data, and Level 3 – valuation techniques in which significant inputs are unobservable.  The fair values of the Company’s derivative financial instruments disclosed above are primarily derived from quotes for internationally-recognized foreign currency exchange rates.  The Company has determined such inputs to be a Level 2 measurement as defined previously.

18.	Subsequent Event

On July 11, 2008, the Company announced that it had entered into a definitive merger agreement (the “Agreement”) with Ashland Inc. (“Ashland”) under which Ashland would acquire all of the outstanding shares of the Company for $18.60 per share in cash and 0.093 of a share of Ashland common stock for each share of the Company’s common stock.  The merger is conditioned upon, among other things, the approval of the Company’s stockholders, the receipt of regulatory approvals and other closing conditions.  Assuming the satisfaction of these conditions, the transaction is expected to close during the fourth quarter of 2008.

Under the terms of the Agreement, the Company would be required to pay Ashland a fee of $77.5 million under certain circumstances including if the Company terminates the merger agreement to accept a superior offer, and Ashland would be required to pay the Company a fee in the same amount if the transaction is not completed due to failure to obtain financing at the time the conditions to the merger have been satisfied. In addition, the Agreement limits certain activities of the Company that are considered as outside the ordinary course of business.  These activities include certain limitations on (1) the declaration of common stock dividends inconsistent with the Company’s past practice, (2) the issuance and repurchase of shares of common stock, (3) changes to the Company’s charter and bylaws, (4) capital expenditures, (5) acquisitions and investments, (6) the ability to incur additional indebtedness and (7) the settlement of certain claims, among others.  The Agreement also places certain restrictions on Ashland during the period prior to the transaction closing.  The Company filed the Agreement with the Securities and Exchange Commission as an Exhibit to a Current Report on Form 8-K on July 14, 2008.  There can be no assurance that the merger will be completed.

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

In this presentation, Hercules consists of the parent company’s operations.  Guarantor subsidiaries and non-guarantor subsidiaries of Hercules are reported on an equity basis.  Additionally, prior year information has been adjusted to conform to the current period presentation.

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2008
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$159.1	$139.2	$368.4	$(54.1)	$612.6
Cost of sales	116.9	102.4	255.2	(54.4)	420.1
Selling, general and administrative expenses	26.4	26.4	45.8	—	98.6
Research and development	4.6	5.2	1.6	—	11.4
Intangible asset amortization	1.6	0.2	1.1	(0.2)	2.7
Other operating expense, net	2.1	(1.4)	3.9	—	4.6
Profit from operations	7.5	6.4	60.8	0.5	75.2
Interest and debt expense (income), net	25.8	(8.7)	1.2	—	18.3
Vertac response costs and litigation charges	0.3	—	—	—	0.3
Other expense (income), net	8.7	0.6	(1.1)	0.2	8.4
Income (loss) before income taxes, minority interests and equity (loss) income	(27.3)	14.5	60.7	0.3	48.2
Provision (benefit) for income taxes	(5.3)	5.5	12.2	0.2	12.6
Income (loss) before minority interests and equity (loss) income	(22.0)	9.0	48.5	0.1	35.6
Minority interests in income of consolidated subsidiaries	—	—	(0.3)	—	(0.3)
Equity (loss) income of affiliated companies	—	(0.2)	0.3	(0.3)	(0.2)
Equity income from consolidated subsidiaries	57.1	—	—	(57.1)	—
Net income from continuing operations before discontinued operations	35.1	8.8	48.5	(57.3)	35.1
Net income from discontinued operations, net of tax	25.9	—	—	—	25.9
Net income	$61.0	$8.8	$48.5	$(57.3)	$61.0

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2008
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$318.2	$268.4	$686.5	$(102.2)	$1,170.9
Cost of sales	232.4	194.8	469.8	(102.5)	794.5
Selling, general and administrative expenses	50.8	55.6	86.8	—	193.2
Research and development	9.1	10.3	3.1	—	22.5
Intangible asset amortization	3.2	0.4	2.1	(0.4)	5.3
Other operating expense (income), net	6.9	(0.5)	6.4	—	12.8
Profit from operations	15.8	7.8	118.3	0.7	142.6
Interest and debt expense (income), net	56.2	(23.3)	2.1	—	35.0
Vertac response costs and litigation charges	0.5	—	—	—	0.5
Other expense (income), net	15.3	1.2	(1.6)	0.4	15.3
Income (loss) before income taxes, minority interests and equity loss	(56.2)	29.9	117.8	0.3	91.8
Provision (benefit) for income taxes	(10.0)	11.0	23.0	0.1	24.1
Income (loss) before minority interests and equity loss	(46.2)	18.9	94.8	0.2	67.7
Minority interests in losses of consolidated subsidiaries	—	—	0.9	—	0.9
Equity loss of affiliated companies	—	(1.1)	(0.9)	0.9	(1.1)
Equity income from consolidated subsidiaries	113.7	—	—	(113.7)	—
Net income from continuing operations before discontinued operations	67.5	17.8	94.8	(112.6)	67.5
Net income from discontinued operations, net of tax	25.9	—	—	—	25.9
Net income	$93.4	$17.8	$94.8	$(112.6)	$93.4

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2007
As Adjusted (Note 6)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$155.4	$116.5	$326.1	$(49.0)	$549.0
Cost of sales	109.6	82.0	216.7	(49.5)	358.8
Selling, general and administrative expenses	15.7	31.0	38.1	—	84.8
Research and development	4.5	5.2	1.3	—	11.0
Intangible asset amortization	1.5	0.2	0.2	—	1.9
Other operating expense (income), net	10.0	0.8	(3.2)	—	7.6
Profit (loss) from operations	14.1	(2.7)	73.0	0.5	84.9
Interest and debt expense (income), net	46.7	(30.3)	1.4	—	17.8
Vertac response costs and litigation charges	17.5	—	—	—	17.5
Other expense (income), net	15.2	0.8	(0.5)	0.2	15.7
Income (loss) before income taxes, minority interests and equity (loss) income	(65.3)	26.8	72.1	0.3	33.9
(Benefit) provision for income taxes	(30.3)	9.1	13.2	0.1	(7.9)
Income (loss) before minority interests and equity (loss) income	(35.0)	17.7	58.9	0.2	41.8
Minority interests in earnings of consolidated subsidiaries	—	—	(0.5)	—	(0.5)
Equity (loss) income of affiliated companies	—	(0.2)	0.8	(0.6)	—
Equity income from consolidated subsidiaries	76.3	—	—	(76.3)	—
Net income	$41.3	$17.5	$59.2	$(76.7)	$41.3

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2007
As Adjusted (Note 6)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$310.0	$225.4	$611.3	$(95.4)	$1,051.3
Cost of sales	217.8	157.8	402.4	(95.8)	682.2
Selling, general and administrative expenses	31.9	63.2	73.1	—	168.2
Research and development	9.1	9.7	2.6	—	21.4
Intangible asset amortization	3.0	0.4	0.3	—	3.7
Other operating expense (income), net	21.9	0.9	(2.1)	—	20.7
Profit (loss) from operations	26.3	(6.6)	135.0	0.4	155.1
Interest and debt expense (income), net	91.9	(59.3)	2.4	—	35.0
Vertac response costs and litigation charges	19.0	—	—	—	19.0
Other expense, net	17.2	1.8	—	—	19.0
Income (loss) before income taxes, minority interests and equity (loss) income	(101.8)	50.9	132.6	0.4	82.1
(Benefit) provision for income taxes	(85.8)	17.9	26.7	0.2	(41.0)
Income (loss) before minority interests and equity (loss) income	(16.0)	33.0	105.9	0.2	123.1
Minority interests in earnings of consolidated subsidiaries	—	—	(1.0)	—	(1.0)
Equity (loss) income of affiliated companies	—	(0.5)	1.0	(1.0)	(0.5)
Equity income from consolidated subsidiaries	137.6	—	—	(137.6)	—
Net income	$121.6	$32.5	$105.9	$(138.4)	$121.6

Condensed Consolidating Balance Sheet
As of June 30, 2008
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations and
Assets	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current assets
Cash and cash equivalents	$11.0	$1.5	$94.1	$—	$106.6
Accounts receivable, net	71.8	65.9	298.1	—	435.8
Intercompany receivables (payables)	69.4	13.9	(1.7)	(81.6)	—
Inventories	58.3	70.4	115.2	0.7	244.6
Deferred income taxes	23.0	3.6	7.5	—	34.1
Income taxes receivable	89.2	—	—	(64.6)	24.6
Other current assets	19.7	4.8	21.8	—	46.3
Total current assets	342.4	160.1	535.0	(145.5)	892.0
Property, plant and equipment, net	131.1	158.1	409.7	—	698.9
Investments in subsidiaries and advances, net	1,773.6	80.2	—	(1,853.8)	—
Intangible assets, net	131.0	1.8	24.9	—	157.7
Goodwill	59.3	39.7	452.9	—	551.9
Deferred income taxes	364.3	—	12.3	(6.1)	370.5
Asbestos-related assets	9.6	—	—	—	9.6
Deferred charges and other assets	57.4	24.8	27.9	—	110.1
Total assets	$2,868.7	$464.7	$1,462.7	$(2,005.4)	$2,790.7
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$61.1	$43.5	$131.7	$—	$236.3
Intercompany payables	2.1	48.3	31.2	(81.6)	—
Asbestos-related liabilities	28.0	—	—	—	28.0
Current debt obligations	4.0	—	50.9	—	54.9
Vertac obligations	20.5	—	—	—	20.5
Accrued expenses	101.1	20.2	78.9	0.3	200.5
Income taxes payable	—	72.2	9.4	(64.6)	17.0
Deferred income taxes	—	—	8.8	—	8.8
Total current liabilities	216.8	184.2	310.9	(145.9)	566.0
Long-term debt	738.7	—	23.1	—	761.8
Deferred income taxes	—	6.3	78.5	(6.1)	78.7
Pension obligations	109.6	—	53.4	—	163.0
Other postretirement benefit obligations	115.2	—	3.2	—	118.4
Deferred credits and other liabilities	271.0	15.8	19.3	—	306.1
Asbestos-related liabilities	216.3	—	—	—	216.3
Intercompany notes payable (receivable)	641.8	(771.0)	129.2	—	—
Minority interests	—	—	21.1	—	21.1
Total stockholders' equity	559.3	1,029.4	824.0	(1,853.4)	559.3
Total liabilities and stockholders' equity	$2,868.7	$464.7	$1,462.7	$(2,005.4)	$2,790.7

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2008
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided by Operating Activities	$43.5	$63.8	$74.3	$(113.7)	$67.9
Cash Flows From Investing Activities:
Capital expenditures	(10.8)	(10.1)	(24.5)	—	(45.4)
Acquisitions and investments, net	—	(1.5)	(7.5)	—	(9.0)
Proceeds of asset disposals, net of transaction	2.9		0.1		3.0
Net cash used in investing activities	(7.9)	(11.6)	(31.9)	—	(51.4)
Cash Flows From Financing Activities:
Long-term debt payments	(2.0)	—	(0.3)	—	(2.3)
Change in short-term debt	—	—	16.4	—	16.4
Change in intercompany advances	(3.0)	(52.2)	(40.5)	95.7	—
Repurchase of common stock	(37.3)	—	—	—	(37.3)
Dividends paid	(10.9)	—	—	—	(10.9)
Intercompany dividends paid	—	—	(18.0)	18.0	—
Proceeds from the exercise of stock options	0.9	—	—	—	0.9
Other, net	0.8	—	—	—	0.8
Net cash used in financing activities	(51.5)	(52.2)	(42.4)	113.7	(32.4)
Effect of exchange rate changes on cash	—	—	6.0	—	6.0
Net (decrease) increase in cash and cash equivalents	(15.9)	—	6.0	—	(9.9)
Cash and cash equivalents - beginning of period	26.9	1.5	88.1	—	116.5
Cash and cash equivalents - end of period	$11.0	$1.5	$94.1	$—	$106.6

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2007
As Adjusted (Note 6)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided by Operating Activities	$164.0	$74.6	$65.9	$(164.0)	$140.5
Cash Flows From Investing Activities:
Capital expenditures	(9.1)	(18.8)	(25.9)	—	(53.8)
Acquisitions and investments, net	—	(0.9)	—	—	(0.9)
Proceeds from sale of 51% interest in FiberVisions, net of transaction costs	(1.2)	—	—	—	(1.2)
Proceeds of asset disposals, net of transaction costs	—	—	11.4	—	11.4
Other, net	(0.1)	—	—	—	(0.1)
Net cash used in investing activities	(10.4)	(19.7)	(14.5)	—	(44.6)
Cash Flows From Financing Activities:
Long-term debt proceeds	—	—	3.3	—	3.3
Long-term debt payments	(47.0)	—	—	—	(47.0)
Change in short-term debt	—	—	5.8	—	5.8
Change in intercompany advances	(79.0)	(54.2)	(26.4)	159.6	—
Proceeds from the exercise of stock options	4.9	—	—	—	4.9
Intercompany dividends paid	—	—	(4.4)	4.4	—
Other, net	2.1	—	—	—	2.1
Net cash used in financing activities	(119.0)	(54.2)	(21.7)	164.0	(30.9)
Effect of exchange rate changes on cash	—	—	1.1	—	1.1
Net increase in cash and cash equivalents	34.6	0.7	30.8	—	66.1
Cash and cash equivalents - beginning of period	89.7	0.5	81.6	—	171.8
Cash and cash equivalents - end of period	$124.3	$1.2	$112.4	$—	$237.9

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on what management believes to be reasonable assumptions.  The words or phrases "will likely result," "should," "are expected to," "will continue," "is anticipated," "expect," "estimate," "project" or similar expressions are among those which identify forward-looking statements.  Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: the possibility that the merger with Ashland Inc. (“Ashland”) may not be completed, including as a result of failure to obtain the approval of the Company’s stockholders, the possibility that financing may not be available to Ashland on the terms committed, other risks that are described in filings made by the Company with the Securities and Exchange Commission in connection with the proposed transaction, the ability to generate cash, changes resulting from ongoing reviews of tax liabilities, ability to raise capital, ability to refinance, ability to execute productivity improvements and reduce costs, ability to improve margins, the success of outsourcing initiatives, ability to identify, execute and integrate acquisitions, ability to execute divestitures, ability to complete transactions, ability to increase prices, business climate, business performance, changes in tax laws or regulations and related liabilities, changes in tax rates, economic and competitive uncertainties, higher raw material, manufacturing, freight and utility costs, ability to obtain raw materials, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, risks in developing new market opportunities or expanding capacity, environmental and safety regulations and clean-up costs, the impact of adverse events relating to the operation of the Company's facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions), foreign exchange rates, asset dispositions, the impact of changes in the value of pension fund assets and liabilities, changes in generally accepted accounting principles, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, the financial capacity of settling insurers, the impact of increased accruals and reserves for such exposures, the outcome of litigation and appeals, and adverse changes in economic and political climates around the world, including terrorist activities, international hostilities and potential natural disasters.  Accordingly, there can be no assurance that the Company will meet future results, performance or achievement expressed or implied by such forward-looking statements, reactivate stock repurchases or continue the payment of dividends.  As appropriate, additional factors are contained in reports filed by the Company with the Securities and Exchange Commission.  This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change, and which the Company does not intend to update.

ADDITIONAL INFORMATION

In connection with the proposed merger, Ashland and the Company will be filing documents with the SEC, including the filing by Ashland of a registration statement on Form S-4, and the filing by the Company of a related preliminary and definitive proxy statement/prospectus.  Investors and security holders are urged to read the registration statement on Form S-4 and the related preliminary and definitive proxy statement/prospectus when they become available because they will contain important information about the proposed transaction.  Investors and security holders may obtain free copies of these documents (when they are available) and other documents filed with the SEC at the SEC’s web site at www.sec.gov and by contacting Ashland Investor Relations at (859) 815-4454 or Hercules Investor Relations at (302) 594-7151.  Investors and security holders may obtain free copies of the documents filed with the SEC on Ashland’s Investor Relations website at www.ashland.com/investors or the Company’s website at www.herc.com or the SEC’s website at www.sec.gov.

The Company and its directors and executive officers may be deemed participants in the solicitation of proxies from the stockholders of the Company in connection with the proposed transaction.  Information regarding the special interests of these directors and executive officers in the proposed transaction will be included in the proxy statement/prospectus described above.  Additional information regarding the directors and executive officers of the Company is also included in the Company’s proxy statement for its 2008 Annual Meeting of Stockholders, which was filed with the SEC on March 19, 2008.  These documents are available free of charge at the SEC’s web site at www.sec.gov and from Investor Relations at Ashland and the Company as described above.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto.  All references to individual Notes refer to Notes to the Consolidated Financial Statements. Within the following discussion, unless otherwise stated, “quarter” and “six-month period” refer to the second quarter of 2008 and the six months ended June 30, 2008.  All comparisons are with the corresponding period in the previous year, unless otherwise stated. All dollar amount references and tables are in millions.

Business Overview

Business Profile – Market and Geographic Concentration

Hercules (the “Company”) is a global solutions provider of specialty chemicals, services and applied chemistry expertise primarily for water-based products and water-borne systems.  The Company serves a number of markets including pulp and paper, the regulated industries of food, pharmaceuticals and personal care, paints and adhesives, construction materials and energy.

More than 50% of the Company’s revenues are generated outside of North America.  Net sales by region expressed as a percentage of total net sales for the three and six months ended June 30, 2008 and 2007 were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
North America	44%	46%	46%	48%
Europe	38%	37%	37%	36%
Asia Pacific	12%	12%	11%	11%
Latin America	6%	5%	6%	5%
Consolidated	100%	100%	100%	100%

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

Net sales for the three and six months ended June 30, 2008 and 2007 as a percent of total net sales, by segment, were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Paper Technologies and Ventures	51%	53%	52%	54%
Aqualon Group	49%	47%	48%	46%
Consolidated	100%	100%	100%	100%

Key Developments

The following financial reporting developments had an impact on the Company’s results of operations and financial position as well as the overall presentation of financial information:  (1) the entry into a definitive merger agreement with Ashland Inc., (2) change in method of accounting for qualified U.S. and U.K. defined-benefit pension plans (3) the acquisition of Logos Quimica Ltda. and (4) the adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  A discussion of these developments follows.

Entry into a Definitive Merger Agreement with Ashland Inc.

On July 11, 2008, the Company announced that it had entered into a definitive merger agreement (the “Agreement”) with Ashland under which Ashland would acquire all of the outstanding shares of the Company for $18.60 per share in cash and 0.093 of a share of Ashland common stock for each share of the Company’s common stock.  The merger is conditioned upon, among other things, the approval of the Company’s stockholders, the receipt of regulatory approvals and other customary closing conditions.  Assuming the satisfaction of these conditions, the transaction is expected to close during the fourth quarter of 2008.  Additional information is provided in Note 18 to the Consolidated Financial Statements and in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 14, 2008.

Change in Method of Accounting for U.S. and U.K. Defined Benefit Pension Plans

Effective January 1, 2008, the Company changed its method of accounting for its qualified defined-benefit pension plans in the U.S. and U.K. with respect to:  (a) the basis for the determination of the “market-related value” of plan assets from a smoothed value to the “fair value” and (b) a reduction in the amortization period for gains and losses in excess of the “corridor” from a period representing the average remaining service period of active employees to immediate recognition in the subsequent year.  The change has been applied on a retrospective basis to all prior periods including those that ended during 2007.  The Consolidated Financial Statements and Notes thereto as well as the disclosures included in the discussions of Results of Operations that follow have been adjusted accordingly.  Additional detail regarding the change in accounting method is provided in Note 6 to the Consolidated Financial Statements.

Acquisition of Logos Quimica Ltda.

At the end of the second quarter of 2008, the Company acquired Logos Quimica Ltda. (“Logos Quimica”), a Brazil-based specialty chemicals company.  The total transaction value is approximately 34 million Brazilian Reais or $21.3 million. A total of 11.9 million Reais or $7.5 million was paid at closing and the remainder was paid shortly thereafter during the third quarter of 2008.  The pulp products business of Logos Quimica will be integrated into the Ventures component of PTV and the remaining small portion of Logos Quimica will be integrated into the Aqualon segment to market products into the coatings industry.  Additional information is provided in Note 3 to the Consolidated Financial Statements.

Adoption of SFAS 157

The Company adopted SFAS 157 effective January 1, 2008. SFAS 157 provides for expanded disclosures of assets and liabilities that are recognized or disclosed at fair value on a recurring basis.  The Company has identified its derivative financial instruments used to facilitate its foreign currency exchange rate risks associated with certain transactions as well as its Euro-denominated net investment in certain subsidiaries as within the scope of the initial application of SFAS 157.  The expanded disclosures required by SFAS 157 are provided in Note 17 to the Consolidated Financial Statements.

Critical Accounting Estimates

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a complete description of the Company’s critical accounting estimates.  However, the following development is discussed below with respect to its applicability during the three and six months ended June 30, 2008 and future periods.

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

As a result of the LDI strategy discussed above, a 100-basis point decrease or increase in the discount rate would have an unfavorable or favorable impact of $165 million on the projected benefit obligation of the qualified U.S. defined-benefit pension plan, which is the Company’s most significant plan.  However, this change should be offset to a large extent by a commensurate movement in the plan assets.

Results of Operations – Consolidated Review

A comparative analysis, by line item, of the Statement of Operations is provided as follows for the three and six months ended June 30, 2008 and 2007:

	Three Months			Six Months
	2008	2007	Change	2008	2007	Change
Net sales	$612.6	$549.0	$63.6	$1,170.9	$1,051.3	$119.6

Net sales for the three months ended June 30, 2008 increased 12% from the prior year period primarily as a result of higher volume of $16.8 million, or 3%, higher pricing of $17.0 million, or 3%, and $36.9 million, or 7%, related to higher rates of exchange (“ROE”).  These increases were partially offset by an unfavorable mix of $7.1 million, or 1%.  The Company increased sales in all of its business units reflecting overall volume growth, particularly in higher-growth markets, and modest pricing growth to continue efforts to recover higher raw material, transportation and utility costs.  In addition, the sales growth reflects continued development and introduction of new products as well as increased utilization of expanded production capacity, particularly in the Aqualon segment.  The ROE impact is primarily attributable to continued strengthening of the Euro versus the U.S. Dollar (“USD”).  The average Euro/USD exchange rate was approximately 12% higher during the 2008 period.  The unfavorable mix is primarily attributable to both product and regional mix, primarily in the Aqualon segment.

Net sales for the six months ended June 30, 2008 increased 11% from the prior year period primarily as a result of higher volume of $51.9 million, or 5%, higher pricing of $22.5 million, or 2%, and $64.1 million, or 6%, related to higher ROE.  These increases were partially offset by an unfavorable mix of $18.7 million, or 2%.  The overall sales variances for the six month period are generally consistent with those for the three month period.

The table below reflects Net sales per region and the percentage change from the prior year period as well as the percentage change excluding the impact of ROE:

	Three Months Ended June 30,			% Change Excluding
Regions	2008	2007	% Change	ROE
North America	$270.8	$252.3	7%	6%
Europe	232.1	203.3	14%	(1)%
Asia Pacific	74.2	63.8	16%	13%
Latin America	35.5	29.6	20%	11%
All regions	$612.6	$549.0	12%	5%

	Six Months Ended June 30,			% Change Excluding
Regions	2008	2007	% Change	ROE
North America	$534.5	$500.0	7%	6%
Europe	432.6	378.2	14%	1%
Asia Pacific	135.0	116.7	16%	14%
Latin America	68.8	56.4	22%	13%
All regions	$1,170.9	$1,051.3	11%	5%

On a consolidated basis, Net sales increased in all regions of the world during the three months ended June 30, 2008.  Excluding the impact of foreign currency fluctuations, Aqualon’s sales increased in all regions with the exception of Latin America. However, PTV’s sales growth in the Latin American region more than offset this decline. Excluding the impact of foreign currency fluctuations, PTV’s sales increased in all regions except Europe, which continues to reflect challenging market conditions.
	Three Months			Six Months
	2008	2007	Change	2008	2007	Change
Cost of sales	$420.1	$358.8	$61.3	$794.5	$682.2	$112.3
As a % of sales	69%	65%		68%	65%

Cost of sales increased 17% and 16%, respectively, during the three and six months ended June 30, 2008 from the prior year period.  In addition to the impact of higher volume and ROE, raw material, transportation and utility costs increased by $25.9 million and $40.0 million during the 2008 three and six month periods, respectively.

During the six month period in 2008, the Company incurred higher fixed manufacturing costs, including the costs associated with plant repair and maintenance shut-downs, primarily in the first quarter. These costs were partially offset by higher fixed cost absorption attributable to Aqualon as production continued at or near capacity for a number of products.  In addition, higher transportation costs incurred by Aqualon were substantially offset by lower costs realized by PTV. Raw material, transportation and utility costs in the aggregate are expected to exceed prior year levels by approximately $100 million for the full year 2008 due to significant increases in feedstock costs as well as global demand and supply dynamics.  The Company expects that announced and additional price increases will offset a majority of these anticipated additional costs.  Through the first half of 2008, PTV and Aqualon have recovered approximately 62% and 52%, respectively, of these cost increases through higher pricing.  In addition to pricing, the Company continues to implement actions to mitigate raw material cost increases including pursuing product substitutions, improving yields and efficiencies and implementing energy conservation programs.

	Three Months			Six Months
	2008	2007	Change	2008	2007	Change
Selling, general and administrative expenses	$98.6	$84.8	$13.8	$193.2	$168.2	$25.0
As a % of sales	16%	15%		17%	16%

Selling, general and administrative expenses (“SG&A”) increased 16% and 15% during the three and six months ended June 30, 2008, respectively, over the prior year periods.  In addition to the impact of higher average ROE, the increases reflect inflationary increases in personnel costs including those associated with expanding marketing, technology and other functions primarily to support growth of both Aqualon and PTV and their expanding presence in higher-growth markets.  The increases also reflect higher net periodic pension cost attributable to lower estimated returns on plan assets during the 2008 periods. The higher pension expense is directly attributable to the significant change in investment strategy to the plan assets for the qualified U.S. and U.K. defined-benefit plans.

	Three Months			Six Months
	2008	2007	Change	2008	2007	Change
Research and development	$11.4	$11.0	$0.4	$22.5	$21.4	$1.1
As a % of sales	2%	2%		2%	2%

Research and development charges for the three and six months ended June 30, 2008 increased 4% and 5%, respectively, over the prior year periods reflecting higher spending in both PTV and Aqualon including higher employee staffing and related costs supporting new product development and product line enhancements.

	Three Months			Six Months
	2008	2007	Change	2008	2007	Change
Intangible asset amortization	$2.7	$1.9	$0.8	$5.3	$3.7	$1.6

Intangible asset amortization increased during the three and six months ended June 30, 2008, respectively, as compared to the prior year periods primarily as a result of amortization associated with intangible assets recognized in connection with the formation of the H2H technology joint venture and the specialty surfactants acquisition during the second half of 2007.  Amortization is expected to be $10.2 million during 2008.

	Three Months			Six Months
	2008	2007	Change	2008	2007	Change
Other operating expense, net	$4.6	$7.6	$(3.0)	$12.8	$20.7	$(7.9)

Other operating expense, net for the three and six months ended June 30, 2008, respectively, includes $4.9 million and $8.0 million of severance, restructuring and other exit costs, as well as $1.8 million and $5.3 million of accelerated depreciation and amortization and impairment charges attributable to the Company’s continued execution on its restructuring programs, primarily the Business Infrastructure Project and the ancillary information technology platform upgrade project (see Note 11 to the Consolidated Financial Statements).  In addition, the Company incurred $1.0 million and $2.8 million, respectively, in dismantlement, asset retirement and environmental and other costs during the three and six month periods of 2008.  These items were partially offset during the three month period in 2008 by a $2.9 million gain on the sale of a parcel of surplus property at the Parlin, New Jersey manufacturing site and the recurring recognition of $0.2 million of deferred gains attributable to the sale and leaseback of the Company’s administrative facility in Rijswijk, The Netherlands in 2007. The six month period in 2008 also reflects these items.

Other operating expense, net for the three and six months ended June 30, 2007, respectively, reflects $6.2 million and $14.8 million of severance benefits and other exit costs, as well as $3.7 million and $7.4 million of accelerated depreciation and amortization charges primarily attributable to the Business Infrastructure Project and the ancillary information technology platform upgrade project.  In addition, the Company incurred $1.8 million and $2.8 million in dismantlement, asset retirement and environmental and other costs during the three and six month periods in 2007, respectively.  These items were partially offset by a gain of $4.1 million attributable to the sale of the Company’s former manufacturing facility in Pendlebury, United Kingdom during the 2007 three month period and a combination of the gain and $0.2 million of legal recoveries related to a domestic product anti-dumping suit against certain competitors during the 2007 six month period.

	Three Months			Six Months
	2008	2007	Change	2008	2007	Change
Interest and debt expense	$18.3	$17.8	$0.5	$35.0	$35.0	$—

Interest and debt expense for the three months ended June 30, 2008 increased 3% from the 2007 period due to $5.5 million resulting from decreasing LIBOR-based rates compared to increasing EURIBOR-based rates on the cross-currency interest rate swaps as well as $0.4 million attributable to higher local borrowings related to the financing of expansion projects in China. These items were partially offset by lower interest expense of $5.4 million on the Company’s fixed and variable rate debt primarily due to substantial debt repayments made during the second half of 2007.  Interest and debt expense was essentially unchanged for the six month periods ended June 30, 2008 and 2007, respectively. However, the current period also reflects higher charges related to the cross-currency interest rate swaps offset by lower interest charges on outstanding debt due to prior year principal repayments.

	Three Months			Six Months
	2008	2007	Change	2008	2007	Change
Vertac response costs and litigation charges	$0.3	$17.5	$(17.2)	$0.5	$19.0	$(18.5)

Vertac-related costs decreased during the three and six months ended June 30, 2008, respectively, and reflect interest on the claimed obligation for additional response costs incurred after June 1, 1998 at the Vertac site.  The 2007 periods reflect the charge incurred to initially recognize the obligation for the additional response costs. The outstanding balance of the accrued obligation for response costs plus interest was $20.5 million as of June 30, 2008 and $18.7 million as of June 30, 2007.
	Three Months			Six Months
	2008	2007	Change	2008	2007	Change
Other expense, net	$8.4	$15.7	$(7.3)	$15.3	$19.0	$(3.7)

Other expense, net for the three and six months ended June 30, 2008, respectively, reflects $2.0 million and $5.0 million in legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos insurance trusts, $1.0 million and $1.8 million for legal expenses attributable to previously divested businesses, $6.3 million and $8.9 million for asset retirement and environmental-related charges for sites associated with former businesses and other miscellaneous income, net of $0.9 million and $0.4 million.  The environmental charge includes $3.6 million attributable to a revision of estimated remediation costs for an inactive portion of the Company’s Brunswick, Georgia manufacturing facility associated with a previously divested business.

Other expense, net for the three and six months ended June 30, 2007, respectively, reflects $2.2 million and $4.3 million in legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos insurance trust, $13.8 million and $14.5 million for legal expenses attributable to previously divested businesses, and $1.4 million and $2.9 million for asset retirement and environmental-related charges for sites associated with former businesses.  Included in the legal expenses is $13.0 million attributable to a settlement with the U.S. Navy in connection with environmental issues at the Alleghany Ballistics Laboratory site. Partially offsetting these charges is interest and other miscellaneous income of $1.7 million and $2.7 million.

	Three Months			Six Months
	2008	2007	Change	2008	2007	Change
Provision (benefit) for income taxes	$12.6	$(7.9)	$20.5	$24.1	$(41.0)	$65.1
Effective tax rate	26%	(23%)		26%	(50%)

For the three and six months ended June 30, 2008, the Company recognized pretax income of $48.2 million and $91.8 million and tax expense of $12.6 million and $24.1 million, respectively.  The full year effective tax rate for 2008 is estimated to be 27%.

The Company recognized pretax income of $33.9 million and $82.1 million and tax benefits of $7.9 million and $41.0 million for the three and six months ended June 30, 2007, respectively, primarily reflecting a $47.3 million benefit relating to the final resolution of IRS audits for the years 1993 through 2003.

	Three Months			Six Months
	2008	2007	Change	2008	2007	Change
Minority interests in earnings of consolidated subsidiaries	$(0.3)	$(0.5)	$0.2	$0.9	$(1.0)	$1.9

The three months ended June 30, 2008, reflect amounts attributable to the noncontrolling partners’ interests in losses incurred by the H2H technology joint venture as well as income realized by Hercules Tianpu. The 2008 six month period also reflects losses incurred by H2H as well as a year-to-date loss incurred by Hercules Tianpu primarily as a result of a shut-down for several weeks due to the previously reported incident at the joint venture’s facility in China during January 2008.  Full scale production did not resume until the latter part of March 2008.  The three months ended June 30, 2007 reflect the noncontrolling partners’ interests in the earnings of Hercules Tianpu.

	Three Months			Six Months
	2008	2007	Change	2008	2007	Change
Equity loss of affiliated companies, net of tax	$(0.2)	$—	$(0.2)	$(1.1)	$(0.5)	$(0.6)

Equity losses during the 2008 and 2007 periods are primarily attributable to losses incurred by FiberVisions, in which the Company currently maintains a 34.5% ownership interest.
	Three Months			Six Months
	2008	2007	Change	2008	2007	Change
Income from discontinued operations, net of tax	$25.9	$—	$25.9	$25.9	$—	$25.9

The three and six month periods ended June 30, 2008 reflect income from discontinued operations of $25.9 million, net of taxes.  This amount relates to the reversal of a $40 million indemnification obligation attributable to income tax matters that the Company established in 1997 upon the sale of its investment in a joint venture in the former Food and Functional products segment.  The buyer recently concluded certain income tax issues with the Internal Revenue Service (“IRS”) thereby eliminating the necessity for maintaining the indemnity obligation.

Results of Operations – Segment Review

The tables below reflect Net sales and Profit from operations for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007.

	Three Months Ended June 30,
	2008	2007	Change	% Change
Net sales:
Paper Technologies and Ventures
Paper Technologies	$233.8	$227.6	$6.2	3%
Ventures	76.2	60.7	15.5	26%
	310.0	288.3	21.7	8%
Aqualon Group
Coatings & Construction	153.8	129.9	23.9	18%
Regulated	74.2	63.8	10.4	16%
Energy & Specialties	74.6	67.0	7.6	11%
	302.6	260.7	41.9	16%
	$612.6	$549.0	$63.6	12%

Profit from operations:
Paper Technologies and Ventures	$23.9	$31.8	$(7.9)	(25	) %
Aqualon Group	56.6	62.5	(5.9)	(9	) %
Corporate Items	(5.3)	(9.4)	4.1	44%
Consolidated	$75.2	$84.9	$(9.7)	(11	) %

	Six Months Ended June 30,
	2008	2007	Change	% Change
Net sales:
Paper Technologies and Ventures
Paper Technologies	$460.5	$448.9	$11.6	3%
Ventures	152.4	122.6	29.8	24%
	612.9	571.5	41.4	7%
Aqualon Group
Coatings & Construction	273.0	230.2	42.8	19%
Regulated	143.0	124.0	19.0	15%
Energy & Specialties	142.0	125.6	16.4	13%
	558.0	479.8	78.2	16%
	$1,170.9	$1,051.3	$119.6	11%

Profit from operations:
Paper Technologies and Ventures	$53.6	$65.4	$(11.8)	(18	) %
Aqualon Group	104.6	114.8	(10.2)	(9	) %
Corporate Items	(15.6)	(25.1)	9.5	38%
Consolidated	$142.6	$155.1	$(12.5)	(8	) %

Paper Technologies and Ventures

Three Months Ended June 30, 2008 compared to 2007
	Net Sales Percentage Increase (Decrease) from 2007 Due To:
	Volume	Mix	Price	Rates of Exchange	Total
Paper Technologies	(6)%	—	2%	7%	3%
Ventures	8%	6%	7%	5%	26%
	(3)%	1%	3%	7%	8%

Six Months Ended June 30, 2008 compared to 2007
	Net Sales Percentage Increase (Decrease) from 2007 Due To:
	Volume	Mix	Price	Rates of Exchange	Total
Paper Technologies	(3)%	(1)%	—	7%	3%
Ventures	7%	5%	7%	5%	24%
	(1)%	—	2%	6%	7%

PTV’s overall sales reflect improvement resulting from continued expansion in fast growing markets and continued success with new product introductions as well as the beneficial impact of various currencies strengthening against the USD.  Higher sales in the Ventures businesses contributed over 70% of the sales growth for both the three and six month periods in 2008, respectively, over 2007 levels.  Sales of products introduced during the past five years represent approximately 24% of total sales.  Overall, sales of recently introduced products continue to support revenue growth in overcoming lower sales in mature product lines.

Paper Technologies Sales

Paper Technologies’ sales increased 3% during the three months ended June 30, 2008 primarily due to 7% higher rates of exchange, 2% higher average pricing partially offset by 6% lower volume.  Volumes were lower in both North America and Europe while Asia volume was flat.  North America volume was lower in the sizing functional product line.  The decline in Europe resulted primarily from shortfalls in strength product lines.  In addition there have been several production curtailments and plant closures by certain large paper producers within Europe.  Sales in the fastest growing markets increased by 26% as compared to the prior year, including strong growth in Brazil, Chile, Indonesia, Russia and Mediterranean, Red Sea and Persian Gulf countries.  Modest price increases were achieved in the Americas and Europe, partially offset by lower pricing in the Asia Pacific region.  Significant price increases were announced in the Americas region targeting all product lines.

Paper Technologies’ sales increased 3% during the six months ended June 30, 2008 primarily due to 7% higher rates of exchange, 1% higher average pricing partially offset by 3% lower volume and 2% unfavorable product mix.  Higher pricing was achieved in the Americas, while Europe remained flat and Asia was lower as compared to the prior year.  The Company continues to experience competitive pressure in its mature product lines, especially functional chemicals in Europe.  Volume was lower in the aggregate in all regions, however strong growth of 21% was achieved in several fast growing markets as noted above.  The unfavorable product mix in the Americas and Europe exceeded the favorable impact in Asia, however, the Company continues to pursue strategies for higher growth in its process chemicals over its more mature functional chemical product lines, especially in the Asian marketplace.

Ventures Sales

Sales in all Venture businesses increased during the three months ended June 30, 2008 as compared to the prior year period.  Strong growth was achieved in the Lubricants, Building and Converted Products and Pulp businesses.  The Lubricants business has benefited from the utilization of recently expanded capacity at its Louisiana, Missouri manufacturing facility and price increases associated with the pass-through of increasing raw material costs.  Building and Converted Products continues to grow in additional applications and customer acceptance.  Pulp growth reflects an improved product mix and higher selling prices.

Sales in each of the Venture businesses increased during the six months ended June 30, 2008 as compared to the prior year period with increased pricing achieved in most of these businesses, particularly Lubricants.  Similar to the quarterly results, strong growth was achieved in Ventures’ Lubricants, Building and Converted Products and Pulp businesses.

PTV 2008 Profitability
	Three Months Ended		Six Months Ended
	June 30,		June 30,
2007 Profit from operations		$31.8		$65.4
Changes due to:
Volume	(2.1)		(0.5)
Regional and product mix	(1.7)		(2.6)
Price	7.7		10.0
Raw material, transportation and utility costs	(11.1)		(16.1)
All other manufacturing costs	3.0		1.8
ROE	2.6		5.4
SG&A and other expenses	1.1		3.5
Restructuring, severance and other exit costs, accelerated depreciation and other charges	(1.8)		(2.1)
Impact of change in accounting method for pensions	(5.6)		(11.2)
Net change		(7.9)		(11.8)
2008 Profit from operations		$23.9		$53.6

Profit from operations declined 25% and 18% during the three and six months ended June 30, 2008, respectively, as compared to the prior year periods.  Excluding the impact of the change in accounting method for pension costs (see Note 6 to the Consolidated Financial Statements), Profit from operations declined $2.3 million, or 7%, for the three month period and $0.6 million, or 1%, for the six months period as compared to the 2007 periods.  The adjusted declines were primarily due to significant increases in raw material and utility costs, lower volume and unfavorable mix, primarily in the Paper Technologies markets, and higher restructuring charges.  These items were partially offset by favorable ROE, improved selling prices, and lower support costs.

Higher raw material costs of $10.3 million and $16.3 million for the three and six month periods of 2008, respectively, broadly reflect higher prices for most inputs, but most significantly for methanol, stearic acid, glyoxol, polymers and cationic and anionic dry strength chemicals.  While transportation costs have increased during the three month period in 2008, primarily in Europe, they remain lower by $1.2 million for the six month period primarily as a result of a shift in the mix of products shipped with a higher solids content as well as a trend towards customers arranging for their own product transportation requirements.  Restructuring charges were higher during the 2008 periods primarily as a result of actions taken in the European region to reduce support costs in light of current market conditions.

PTV Outlook

Paper Technologies anticipates continuing its successful new product launch process and improving its sales mix while strategically managing its price/volume dynamics and maximizing productivity to better serve customers and increase profitability.  Additionally, the Company will continue to evaluate its cost to service its customers and markets to optimize its structure to better compete within the changing market dynamics of the regions in which it conducts business.

The Ventures businesses will continue to pursue potential acquisitions designed to accelerate growth in selected regions and end-markets.  The recent acquisition of Logos Quimica Ltda. should better position the Company to participate in the recent growth in the Latin American pulp markets.

In addition, the PTV business expects to continue its penetration of fast growing markets in Latin America and Eastern and Central Europe.  However, PTV also faces significant raw material, transportation and utility cost challenges.  These conditions are expected to continue throughout 2008 resulting in cost increases of approximately $50 million over the year 2007, however PTV remains committed to maximizing its recovery of these costs through pricing while balancing its competitive position.  In addition to the trend of increasing costs for a number of raw materials, supply for certain key raw materials has been and is expected to remain constrained in the near term, creating the possible risk of raw material shortages and the possibility that PTV may be unable to produce and/or meet customer demands for certain products.  Governmental restrictions and other conditions related to the Summer Olympics have the potential to further exacerbate this condition with respect to the availability of certain raw materials sourced within China.

Aqualon Group

Three Months Ended 2008 compared to 2007
	Net Sales Percentage Increase (Decrease) from 2007 Due To:
	Volume	Mix	Price	Rates of Exchange	Total
Coatings & Construction	12%	(6)%	4%	8%	18%
Regulated	4%	3%	3%	6%	16%
Energy & Specialties	11%	(8)%	4%	4%	11%
	10%	(4)%	3%	7%	16%

Six Months Ended 2008 compared to 2007
	Net Sales Percentage Increase (Decrease) from 2007 Due To:
	Volume	Mix	Price	Rates of Exchange	Total
Coatings & Construction	14%	(6)%	3%	8%	19%
Regulated	4%	4%	2%	5%	15%
Energy & Specialties	15%	(8)%	3%	3%	13%
	11%	(4)%	3%	6%	16%

Sales increased in all of Aqualon’s business units during the three months ended June 30, 2008 as compared to the 2007 period.  In the aggregate, the sales increase was driven by higher volume, including the impact of the specialty surfactants acquisition during 2007, higher average selling prices, and favorable ROE, primarily the Euro, while product and regional mix was unfavorable.

Sales increased in all of Aqualon’s business units during the six months ended June 30, 2008 as compared to the 2007 period.  In the aggregate, the sales increase was driven by higher volume including the impact of the specialty surfactants acquisition, higher average selling prices, and favorable ROE, primarily the Euro, partially offset by unfavorable product and regional mix.

Coatings and Construction Sales

Sales into the Coatings markets increased 20% during the three months ended June 30, 2008 as compared to the 2007 period.  The increase is due to 24% higher volume including 9% attributable to the specialty surfactants business acquisition during 2007.  Sales of these products have expanded outside of the traditional North American customer base capitalizing on Aqualon’s global sales channel for Coatings.  From a geographic perspective, strong volume growth was achieved in the Asia Pacific region, the Middle East, and Europe.  These increases offset an 18% volume decline, excluding the specialty surfactants acquisition, in North America attributable to the continuing weakness in the U.S. housing market.  Modest price increases were achieved in most regions and product families.  Strong growth outside of North America resulted in an unfavorable sales mix.

Sales into construction markets increased 17% during the three months ended June 30, 2008 as compared to the 2007 period.  Strong growth was achieved in the Asia Pacific region, the Middle East, Africa and Eastern European markets while other major regions, primarily North America, experienced declines.  Sales in the Asia Pacific region increased, reflecting improved operability of the methylcellulose (“MC”) joint venture facility subsequent to the restart during March.  Price increases were achieved in most regions and product families.

Sales into the coatings and construction markets increased 20% and 18%, respectively, for the six months ended June 30, 2008 as compared to the same period in 2007.  Volume growth continued to be strong in China, the Middle East, Africa and Europe, reflecting similar conditions noted throughout the year.

Regulated Industries Sales

Regulated Industries’ sales increased 16% during the three months ended June 30, 2008 as compared to the 2007 period.  Sales growth was achieved in all of the regulated industry groups as follows: pharmaceuticals increased 42%, personal care increased 16% and food increased 10%.  The sales growth was attributable to all major regions of the world.  Price increases were achieved in most regions and product families.  Sales of the AquariusTM film coating line for the pharmaceutical industry continue to grow since the product launch in mid 2007.

Regulated Industries’ sales increased 15% during the six months ended June 30, 2008 as compared to the 2007 period.  Sales growth was achieved in all of the regulated industry groups as follows: pharmaceuticals increased 34%, personal care increased 15% and food increased 8%.  The sales growth was attributable to all major regions of the world.

Energy and Specialties Sales

Energy and Specialties’ sales increased 11% during the three months ended June 30, 2008 as compared to the 2007 period.  Energy sales increased 16% and Specialties increased 3%.  The sales growth was attributable to most regions of the world and improved product pricing was achieved across all product families.  Product mix was unfavorable in both businesses.

Energy and Specialties’ sales increased 13% during the six months ended June 30, 2008 as compared to the 2007 period.  Energy sales increased 16% and Specialties increased 5%.  The sales growth was attributable to most regions of the world and improved product pricing was achieved across all product families.  Product mix was unfavorable in both businesses.

Aqualon 2008 Profitability
	Three Months Ended		Six Months Ended
	June 30,		June 30,
2007 Profit from operations		$62.5		$114.8
Changes due to:
Volume	9.5		21.6
Regional and product mix	(11.3)		(19.9)
Price	9.2		12.4
Raw material, transportation and utility costs	(14.8)		(23.9)
All other manufacturing costs	5.6		8.5
ROE	0.8		1.3
SG&A and other expenses	0.3		(0.7)
Restructuring, severance and other exit costs, accelerated depreciation and other charges	(0.4)		—
Impact of change in accounting method for pensions	(4.8)		(9.5)
Net change		(5.9)		(10.2)
2008 Profit from operations		$56.6		$104.6

Profit from operations declined 9% during both the three and six month periods ended June 30, 2008 as compared to the prior year periods.  Excluding the impact of the change in accounting method for pension costs (see Note 6 to the Consolidated Financial Statements), Profit from operations declined by 2% during the three month period in 2008 and was essentially flat for the six month period as compared to the 2007 periods.  The adjusted profitability was attributable to higher volume, particularly with respect to hydroxyethylcellulose (“HEC”) products, and the associated contribution margin, increased selling prices and favorable ROE offset by higher raw material, transportation and utility costs, and unfavorable product and regional mix.

Higher raw material costs of $9.6 million and $16.0 million for the three and six month periods, respectively, are primarily attributable to two of Aqualon’s most significant inputs including cotton linters and ethylene oxide (“EO”).  Cotton linter prices are higher as a result of global demand, primarily in China.  Increasing utility costs as well as most petroleum-based products and derivatives, including EO, reflect rising energy demand and supply dynamics including refining capacity. Other key raw materials that have increased in cost include monochloroacetic acid and methyl chloride.

Aqualon Outlook

Aqualon expects sales volume to continue to grow and profitability to improve as availability and utilization of its expanded capacity facilitates its ability to meet growing demand  Aqualon also continues to invest in growth opportunities both in expanded capacity and potential acquisition opportunities to facilitate growth.  However, conditions are expected to remain challenging in the North American coatings and construction markets in the short-term and costs for raw materials, transportation and utilities are expected to rise.  These costs are expected to be approximately $50 million higher than those in the year 2007.  Implementation of announced price increases is expected to mostly offset these increased costs.

Corporate Items

Corporate items include certain charges and credits that have not been allocated to the business segments.  The most significant of these items typically appear in Other operating expense, net, although portions are also reflected in Cost of sales and SG&A, respectively, depending upon the specific nature of the items.

The following table reflects the components of those unallocated Corporate items.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Severance, restructuring and other exit costs	$2.8	$6.0	$5.4	$13.7
Accelerated depreciation and amortization	1.9	3.5	5.4	7.1
Asset retirement and environmental charges	0.3	0.1	0.5	0.2
Gains on asset dispositions, net	(3.3)	(4.1)	(3.6)	(4.1)
Dismantlement costs	0.3	0.9	1.0	1.5
Other unallocated corporate costs	2.9	3.2	6.3	6.7
Other miscellaneous expense (income), net	0.4	(0.2)	0.6	—
	$5.3	$9.4	$15.6	$25.1

Severance, restructuring and other exit costs for the three and six months ended June 30, 2008, primarily reflect amounts attributable to the Business Infrastructure Project which encompasses outsourcing and offshoring service arrangements for various functions.  As these functions are transferred to external service providers, the Company incurs severance costs for employees required to provide services during the transition periods as well as related exit costs and other implementation charges.  Ancillary to the Business Infrastructure Project is a planned upgrade of the Company’s information technology platform, which has resulted in accelerated amortization of capitalized software development costs during the 2008 period.  The restructuring costs are expected to continue into 2009.  Corporate items also include asset retirement and environmental charges as well as dismantlement costs associated with inactive portions of certain manufacturing facilities.  All other unallocated and miscellaneous expenses were partially offset by a gain on the sale of a parcel of surplus property at the Parlin, New Jersey manufacturing facility as well as the recognition of deferred gains attributable to sale and leaseback of the Company’s administrative facility in Rijswijk, The Netherlands during 2007.

Corporate items for the three months ended June 30, 2007 include severance, restructuring and other exit costs primarily attributable to the Business Infrastructure Project.  Corporate items also include accelerated depreciation and amortization primarily attributable to the amortization of capitalized software development costs associated with the aforementioned information technology upgrade.  Corporate items also include asset retirement and environmental charges as well as dismantlement costs associated with inactive portions of certain manufacturing facilities.

Liquidity and Capital Resources

Analysis of Cash Flows

	Six Months Ended June 30,
Operating Activities	2008	2007
Net income, depreciation, amortization and all other non-cash charges and credits, net	$160.0	$192.9
Changes in working capital, net	(62.5)	(57.9)
Income tax payments net of refunds	(13.7)	171.6
Interest paid	(36.4)	(32.6)
Voluntary pension plan contributions	—	(27.1)
Other postretirement benefits payments, net	(11.2)	(11.2)
Restructuring, severance and other exit cost payments	(11.9)	(8.1)
ARO and environmental contingency payments, net of recoveries	(3.1)	(5.4)
Asbestos trust receipts, net of settlement payments	(0.4)	43.8
Settlement of Vertac litigation judgment	—	(124.5)
All other accruals, deferrals and other cash receipts and (payments), net	47.1	(1.0)
Net cash provided by operating activities	$67.9	$140.5

Overall cash from operations increased during the 2008 period after excluding the impact of certain items that occurred during the 2007 period.  These include substantial tax refunds attributable to the settlement with the IRS for prior year issues and cash receipts from the Asbestos settlement trust, partially offset by the settlement of the Vertac litigation judgment and voluntary pension contributions to the U.S. and U.K. defined benefit plans.
	Six Months Ended June 30,
Investing Activities	2008	2007
Capital expenditures	$45.4	$53.8
Acquisitions and investments, net	9.0	0.9
Proceeds from asset and investment dispositions and all other sources, net	(3.0)	(10.1)
Net cash used in investing activities	$51.4	$44.6

Capital expenditures during both periods primarily reflect Aqualon’s capacity expansion projects at its MC and carboxymethylcellulose (“CMC”) manufacturing facilities in China.  The 2008 period also reflects capacity expansion and de-bottlenecking projects at Aqualon’s Doel, Belgium and Zwijndrecht, The Netherlands facilities as well as the Company’s IT platform upgrade project.  The 2007 period reflects PTV’s synthetic lubricants expansion at its Louisiana, Missouri manufacturing facility.  The 2008 period reflects the initial payment of $7.5 million in connection with the acquisition of Logos Quimica.  Earn-out payments of $2.0 million and $1.4 million to Benchmark Performance Group, Inc. (“BPG”) are reflected for the 2008 and 2007 periods, respectively, based on the annual performance of the guar and guar derivatives business that was acquired by the Company from BPG during 2006.  These payments were partially offset by $0.5 million of loan repayments received from BPG during both periods.
	Six Months Ended June 30,
Financing Activities	2008	2007
Long-term debt payments	$2.3	$47.0
Long-term debt proceeds and changes in short-term debt, net	(16.4)	(9.1)
Repurchase of common stock	37.3	—
Dividends paid	10.9	—
Proceeds from the exercise of stock options and all other sources, net	(1.7)	(7.0)
Net cash used in financing activities	$32.4	$30.9

Long-term debt payments for both periods primarily reflect payments on the Company’s Term B loan due 2010 including $2 million during the 2008 period and $47 million during the 2007 period.  In addition, both periods reflect incremental local borrowings, primarily in China, to finance the construction and expansion projects in that region.  During the 2008 period, the Company repurchased 1.7 million common shares for $29.9 million in connection with its authorized share repurchase program.  A total of $0.8 million related to the repurchase of shares in the second quarter settled in cash during the third quarter. In addition, the Company paid $8.2 million during the 2008 period for share repurchases initiated at the end of 2007.  The 2008 period also reflects the payment of the dividends declared during the fourth quarter of 2007 and first quarter of 2008.  Proceeds from the exercise of stock options were substantially lower during the 2008 period as there were fewer exercisable options outstanding during 2008 that were in-the-money.

Sources of Liquidity

The Company projects that cash flows from operations and other available financial resources discussed below will be sufficient to meet its investing and financing requirements and enable the Company to comply with the covenants and other terms of the Senior Credit Facility and the indenture governing its senior notes.

As of June 30, 2008, the Company had a $550 million Senior Credit Facility with a syndicate of banks.  Under the Senior Credit Facility, the Company has a $150 million revolving credit agreement, which permits certain additional borrowings.  As of June 30, 2008, $92.3 million of the $150.0 million Revolving Facility was available for use as the Company had $57.7 million of outstanding letters of credit associated with the Revolving Facility.  In addition, the Company had $48.6 million of foreign lines of credit available of which $33.1 million was unused and available.  The total amount of $15.6 million outstanding under these facilities is attributable to operations in the Asia Pacific region.

In connection with the comprehensive settlement of tax years 1993 through 2003, the Company anticipates the remaining federal and state income tax refunds and interest of approximately $20 million will be received during the third or fourth quarter of 2008.

With respect to its asbestos litigation obligations, the Company has restricted cash held in trust of $9.6 million available as of June 30, 2008 to fund asbestos-related settlements and defense costs (see Note 8 to the Consolidated Financial Statements).  As detailed further in the discussion of Commitments and Contractual Obligations that follows, this funding source is expected to be exhausted during 2008.  Upon occurrence of this event, the Company will be required to fund its asbestos obligations from its cash from operations and other available financial resources.

Assets held for sale are included in the caption “Other current assets” on the Consolidated Balance Sheets.  The carrying value of total assets held for sale was $7.7 million as of June 30, 2008 reflecting the Company’s former research facility in Jacksonville, Florida and former manufacturing facility in Pandaan, Indonesia.  These properties are currently being marketed and are expected to be disposed within the next twelve months for net sales prices in excess of their carrying values.

Financial Condition

Total debt as of June 30, 2008 was $816.7 million, which increased $20.7 million from $796.0 million as of December 31, 2007.  Cash balances decreased to $106.6 million as of June 30, 2008 from $116.5 million as of December 31, 2007.

When compared to year-end 2007 levels, Days Sales Outstanding (“DSO”) remained at 61 days while Days Sales in Inventories (“DSI”) decreased by 3 days to 56 days.  Days Payable Outstanding (“DPO”) decreased by 4 days to 49 days.  As a result, the Company’s cash cycle time (DSO plus DSI less DPO) increased by 1 day to 68 days when compared to year-end 2007 levels.

Commitments and Contractual Obligations

Capital Expenditures and Other Investing Commitments

Capital expenditures are projected to total approximately $130 million during 2008.  Significant project commitments for 2008 include MC capacity expansions at the Doel, Belgium facility and the construction of an HEC facility in Nanjing, China as well as continued progress on the functional upgrade of the Company’s information technology platform.  In summary, approximately $75 million of the projected total is attributable to expansion and productivity projects while the remaining $50 million is attributable to maintenance capital projects.

As a result of the specialty surfactants acquisition in 2007, the Company is obligated to pay up to $2.0 million during 2008 contingent upon the continuity of sales revenues at certain predetermined levels.  In connection with the guar and guar derivatives acquisition in 2006, Aqualon made an earn-out payment of $2.0 million during the first quarter of 2008 based on that business’ 2007 performance.  A similar obligation is in place through 2011 for approximately $1 million to $2 million annually contingent upon the achievement of certain performance metrics.

Pension Plan Funding

There were no voluntary contributions to the Company’s pension plans during the six months ended June 30, 2008.  The Company expects to provide voluntary funding of approximately $22 million for its U.S. qualified plan and approximately $8 million in required and voluntary contributions for all other international plans during the second half of 2008.

Funding for Litigation, Environmental and Asset Retirement Obligations

As of June 30, 2008, the Company has recorded $81.1 million for environmental and other asset retirement matters involving current and former operating sites, including those with identified asset retirement obligations as well as other locations where the Company may have a known liability (see Note 7 to the Consolidated Financial Statements).  The annual costs required for remediation and similar asset retirement activities are generally funded from operations as well as proceeds from the disposition of assets.  While such obligations are defined by legal, statutory or contractual provisions, the Company has a certain degree of discretion with respect to the timing and magnitude of cash expenditures within a given range of periods.  However, unfavorable developments regarding legal, regulatory or operating matters with respect to any existing sites as well as unknown exposures could have a material adverse effect on cash requirements for any annual, quarterly or other period.  In addition, the Company’s future commitment to certain actions, including modifications to its existing facilities or preparing sites for sale involving demolition and other related activities among others, could trigger the recognition of additional obligations.

Excluding any potential limitations imposed as a result of the pending transaction with Ashland and excluding amounts for the Vertac matter, the Company anticipates funding approximately $18 million towards these obligations during 2008.  The most significant of the total projected payments are attributable to the Company’s operating facility and related property in Parlin, New Jersey.  Obligations at this site include those attributable to existing Aqualon Natrosol® manufacturing operations as well as demolition and environmental remediation activities attributable to that portion of the facility that previously housed the Company’s former nitrocellulose manufacturing operations.  With regard to this portion of the site, the Company is proceeding with plans to dispose of 400 acres of excess land.

With respect to the Vertac matter, the Company continues the process of reviewing and discussing the claim received from the United States for reimbursement for response costs plus interest received (see Note 8 to the Consolidated Financial Statements).  At this time, the Company is unable to estimate the specific amount or timing of the final settlement payment with respect to this matter.  As of June 30, 2008, the Company has accrued $20.5 million representing its share of the United States’ claim plus cumulative interest.

Asbestos-Related Litigation

During 2008, the Company anticipates the total cash requirements for asbestos-related litigation matters to be approximately $37 million.  Of the total, approximately $28 million is projected for settlements and $9 million is projected for defense costs.  It is currently anticipated that all of the funds remaining in the trust will be distributed to the Company during 2008, thereby terminating the trust.  As a result, from and after the time that the trust is terminated, the Company will be required to fully fund its asbestos settlements and related defense costs and legal fees from its cash from operations and other available financial resources until such time, if any, that the reimbursement obligations pursuant to the Future Coverage Agreement, as defined in the 2007 Form 10-K, are triggered based on cumulative asbestos products litigation-related expenditures.  Depending upon the magnitude of future settlement and defense costs, substantial reimbursement pursuant to such agreement is not anticipated for at least several years, and once such reimbursement begins, it is anticipated that the levels of reimbursement will vary considerably over time.  See Note 8 to the Consolidated Financial Statements and Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Debt Retirement

In December 2007, the Board of Directors authorized the Company, from time to time, subject to market conditions and provisions of the Company's credit agreements and indentures, to repurchase up to $50 million of its outstanding indebtedness.  Scheduled debt maturities during 2008 are $33.5 million.  The most significant of these maturities are attributable to credit facilities associated with operations in the Asia Pacific region, which the Company expects to extend at maturity.

Share Repurchase Program and Common Stock Dividend

During 2007, the Board of Directors of the Company authorized the repurchase of common stock and payments of cash dividends for a combined amount of up to $200 million during a two year period that will end in July of 2009.  Since the authorization, the Company has acquired a total of 4.5 million shares for $84.2 million and has paid quarterly cash dividends for a total of $16.6 million.  Accordingly, a total of $99.2 million remains available for additional share repurchases and cash dividends through the term of the authorization.  At this time, the Company has suspended share repurchases as a result of the pending merger with Ashland.  However, the Company anticipates continuing the declaration and payment of quarterly dividends on common stock outstanding up to the completion of the merger.

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

Foreign Exchange Rate Risk

The Company’s financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net asset position of $0.7 million at June 30, 2008.  The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from period-end levels, with all other variables held constant.  A 10% strengthening of the USD versus other currencies at June 30, 2008 would result in a $5.6 million decrease in the net position, while a 10% weakening of the dollar versus all currencies would result in a $4.5 million increase in the net position.

The Company also utilizes cross currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations.  At June 30, 2008, the net market value of the swaps was a liability of $160.9 million.  A 10% strengthening of the Euro versus the USD at June 30, 2008 would result in a $66.1 million increase in the liability, while a 10% weakening of the Euro versus the USD would result in a $66.1 million decrease in the liability.  Changes in the underlying interest rates would have an insignificant impact.

Interest Rate Risk

The Company's derivative and other financial instruments subject to interest rate risk consist substantially of debt instruments.  At June 30, 2008, the net market value of these combined instruments was a liability of $750.7 million.  The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their period end levels, with all other variables held constant.  A 100-basis point increase in interest rates at June 30, 2008 would result in a $60.0 million decrease in the net market value of the liability.  A 100-basis point decrease in interest rates at June 30, 2008 would result in a $55.0 million increase in the net market value of the liability.

Equity Price Risk

The Company’s financial instruments subject to equity price risk consist of the warrants component of the CRESTSSM units issued in 1999 and the Company’s 8% convertible debentures due 2010 (see Note 5 to the Consolidated Financial Statements).  Actions taken by the holders of these financial instruments could result in the issuance of additional shares of common stock and thereby increase stockholders’ equity.  The conversion prices are $42.70 per share and $14.90 per share for the CRESTSSM units and convertible debentures, respectively.

Commodity Price Risk

As of and for the three month period ended June 30, 2008, the Company did not transact in any hedging activities with respect to commodities or any related raw materials requirements.

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

ITEM 4.                      Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e) or Rule 15d-15(e) as of June 30, 2008.  Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that the Company’s current disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      Legal Proceedings

The information disclosed by the Company under the headings “Environmental” and “Litigation” in Note 8 to the Consolidated Financial Statements is incorporated herein by this reference.

ITEM 1A.                      Risk Factors

On July 11, 2008, the Company announced that it had entered into a definitive merger agreement with Ashland as described in Note 18 to the Consolidated Financial Statements.  There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except for the addition of the following risk factors relating to the merger:

Failure to complete the merger with Ashland could materially and adversely affect the Company.

The merger is conditioned upon, among other things, the approval of the Company’s stockholders, the receipt of regulatory approvals and other closing conditions.  There can be no assurance that these conditions will be met or waived, that the necessary approvals will be obtained, or that the Company will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all.  If the merger is not consummated, the Company will not realize the potential benefits of the merger, including any synergies that could result from combining the Company with Ashland and, under certain circumstances, the Company may have to pay a termination fee to Ashland in the amount of $77.5 million.

Obtaining required approvals and satisfying closing conditions may delay or prevent completion of the merger.

Completion of the merger is conditioned upon the receipt of certain governmental authorizations, consents, orders and approvals, including the expiration or termination of the applicable waiting period, and any extension of the waiting period, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as the issuance by the European Commission of a decision under the EC Merger Regulation declaring the merger compatible with the common market.  Although there is currently no contemplation that this will occur, these consents, orders and approvals may impose conditions on, or require divestitures relating to, the divisions, operations or assets of Ashland or the Company.  To the extent required, these conditions or divestitures may jeopardize or delay completion of the merger or may reduce the anticipated benefits of the merger.  Further, no assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the consents and approvals.

Ashland may not be able to obtain the financing needed for the transaction.

Ashland has received commitments from lenders to provide an aggregate of up to $2.7 billion in financing for the transaction.  However, if the proceeds of this committed financing are unavailable for any reason, Ashland would be required to seek an alternate source of financing on terms and conditions, taken as a whole, that are no less favorable to Ashland, which may not be available.

The Company will be required to expend significant resources in order to satisfy the conditions to closing.

The Company will incur significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger.  In addition, the attention of the Company’s management and employees may be diverted from day-to-day operations.

The pending merger may disrupt the Company’s normal business operations and the merger agreement imposes certain restrictions on the activities of the Company until the closing.

The Company’s customers, suppliers or distributors may seek to modify or terminate existing agreements, and prospective customers may delay entering into new agreements or purchasing the Company’s products as a result of the announcement of the merger.  The Company’s ability to attract new employees and retain its existing employees may be harmed by uncertainties associated with the merger.  In addition, the merger agreement limits certain activities of the Company that are considered as other than in the ordinary course of business, including the declaration of common stock dividends inconsistent with the Company’s past practice, the issuance and repurchase of shares of common stock, changes to the Company’s charter and bylaws, capital expenditures, acquisitions and investments, the ability to incur additional indebtedness and the settlement of certain claims, among others.

The merger agreement restricts the Company’s ability to pursue alternatives to the merger.

The merger agreement precludes the Company from, directly or indirectly soliciting, initiating, or knowingly encouraging the submission of any takeover proposal or participating in any discussions or negotiations regarding, or furnishing to any person any information in connection with, or otherwise cooperating in any way that could reasonably lead to, any takeover proposal.  In connection with the termination of the merger agreement in certain circumstances involving a competitive takeover proposal by a third party or a change in the Company’s board of director’s recommendation of the merger to the Company’s stockholders, the Company will be required to pay Ashland a termination fee of $77.5 million.  These restrictions could discourage a potential third-party acquirer from considering or proposing a transaction, or could reduce the price that a potential third-party acquirer would be willing to pay, because of the added cost of the termination fee.

* * * * *

In connection with the merger, Ashland and the Company will file a proxy statement/prospectus with the Securities and Exchange Commission.  The proxy statement/prospectus will be sent to all of the Company’s stockholders and will contain important information about the Company, Ashland, the proposed merger, risks relating to the proposed merger and the combined company, and related matters.  The Company strongly encourages its stockholders to read the proxy statement/prospectus when it becomes available.

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of the Company’s purchases of its common stock during the six months ended June 30, 2008:
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs (1)
Cumulative through 2007	2,800,860		2,800,860	$145,651,609
Cumulative through First Quarter, 2008	1,323,100	$17.63	1,323,100	$122,319,595
April 1 – 30, 2008	—	—	—	$122,319,595
May 1 – 31, 2008	142,700	$19.22	142,700	$119,576,385
June 1 – 30, 2008	208,400	$18.15	208,400	$115,794,239
Totals for 2008	1,674,200		1,674,200
Cumulative through 2008	4,475,060		4,475,060	$115,794,239

(1) In July 2007, the Board of Directors authorized the Company to repurchase up to $200 million of its common stock over a two year period subject to market conditions and the provisions of the Company’s Senior Credit Facility Agreement and indentures.  The authorization also encompasses dividends on the Company’s common stock.  The combination of share purchases and dividends is limited to $100 million per calendar year.  As a result of the pending merger with Ashland, the Company has suspended its repurchase of shares.

ITEM 4.                      Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 17, 2008.  A summary of the final voting results follows.  The number of votes cast with respect to each matter is as indicated.  A quorum of 100,864,797, or 88.59% of the 113,854,449 outstanding voting shares as of the March 3, 2008 record date, was present in person or by proxy at the Annual Meeting.

1.	Election of Directors

With the exception of Mr. Cohen, who was elected to the Board in February 2008, directors elected prior to the 2008 Annual Meeting were elected to serve for three-year terms. Four (4) directors had terms that expired in 2008 (i.e. Allan H. Cohen, Burton M. Joyce, Jeffrey M. Lipton and John K. Wulff). The following directors were elected to serve for a one-year term and until their successors are elected and qualified, or their earlier death, resignation or removal.

Director Name	For	Withheld Authority	Broker Non-Votes
Allan H. Cohen	98,357,009	2,507,788	—
Burton M. Joyce	98,340,981	2,523,816	—
Jeffrey M. Lipton	76,613,022	24,251,775
John K. Wulff	76,017,214	24,847,583	—

Directors continuing in office after the meeting were: Anna Cheng Catalano, Thomas P. Gerrity, John C. Hunter, III,  Robert D. Kennedy,  Craig A. Rogerson and Joe B. Wyatt.

2.	Approval of the provisions of the Amended and Restated Hercules Incorporated Annual Management Incentive Compensation Plan, which received more than a majority of the votes necessary for approval.

For	Against	Abstain	Broker Non-Votes
85,341,193	6,682,247	893,029	—

3.	Ratification of BDO Seidman, LLP as Hercules’ Independent Registered Public Accountants for 2008, which received more than a majority of the votes necessary for ratification.

For	Against	Abstain	Broker Non-Votes
99,710,704	334,810	819,283	—

ITEM 6.                      Exhibits

(a)	Exhibits

Please see the exhibits listed on the Exhibits Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERCULES INCORPORATED

By:	/s/ Allen A. Spizzo
Allen A. Spizzo
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly
Authorized Signatory)
July 28, 2008

EXHIBIT INDEX

Number	Description

2.1
Agreement and Plan of Merger dated July 10, 2008 among Ashland Inc. Ashland Sub One, Inc. and Hercules Incorporated (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 14, 2008).

18.1	Letter Regarding Change in Accounting Principle (incorporated by reference to Exhibit 18.1 to the Quarterly Report on Form 10-Q filed on April 28, 2008).

31.1*	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Vice President and Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certification of President and Chief Executive Officer.

32.2*	Section 1350 Certification of Vice President and Chief Financial Officer.

_____________________
* Filed herewith