Form 10-Q
period 2008-09-30
HERCULES INC
filed 2008-10-28
CIK 46989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes:   ☐   No:   ☒

As of October 24, 2008, 112,645,074 shares of registrant’s common stock were outstanding.

HERCULES INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements
HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions, except per share)
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
		As Adjusted		As Adjusted
		(Note 6)		(Note 6)
	2008	2007	2008	2007
Net sales	$605.8	$544.2	$1,776.7	$1,595.5
Cost of sales	421.3	358.0	1,215.8	1,040.2
Selling, general and administrative expenses	93.5	84.1	286.7	252.3
Research and development	10.9	11.0	33.4	32.4
Intangible asset amortization (Note 4)	2.7	2.4	8.0	6.1
Other operating expense, net (Note 12)	14.3	5.4	27.1	26.1
Profit from operations	63.1	83.3	205.7	238.4
Interest and debt expense	18.6	17.0	53.6	52.0
Vertac response costs and litigation charges (Note 8)	(6.0)	1.0	(5.5)	20.0
Other expense, net (Note 13)	6.1	3.9	21.4	22.9
Income before income taxes, minority interests and equity income	44.4	61.4	136.2	143.5
Provision (benefit) for income taxes (Note 14)	6.4	14.9	30.5	(26.1)
Income before minority interests and equity income	38.0	46.5	105.7	169.6
Minority interests in losses (earnings) of consolidated subsidiaries	—	0.3	0.9	(0.7)
Equity income of affiliated companies, net of tax	1.6	1.0	0.5	0.5
Net income from continuing operations before discontinued operations	39.6	47.8	107.1	169.4
Net income (loss) from discontinued operations, net of tax (Note 1)	(0.1)	1.0	25.8	1.0
Net income	$39.5	$48.8	$132.9	$170.4

Earnings per share (Note 15):
Basic earnings per share
Continuing operations	$0.35	$0.42	$0.96	$1.48
Discontinued operations	—	0.01	0.23	0.01
Net income	$0.35	$0.43	$1.19	$1.49
Weighted average number of shares (millions)	111.4	114.4	111.6	114.4

Diluted earnings per share
Continuing operations	$0.35	$0.41	$0.96	$1.47
Discontinued operations	—	0.01	0.23	0.01
Net income	$0.35	$0.42	$1.19	$1.48
Weighted average number of shares (millions)	112.1	115.2	112.2	115.1

Dividends declared per share	$0.05	$0.05	$0.15	$0.05

Net income	$39.5	$48.8	$132.9	$170.4
Other comprehensive income:
Foreign currency translation	(54.1)	41.7	(7.1)	66.1
Pension and postretirement benefit adjustments, net of tax	0.8	7.4	2.0	9.1
Revaluation of net investment hedges, net of tax	28.3	(20.1)	(3.5)	(27.6)
	(25.0)	29.0	(8.6)	47.6
Comprehensive income	$14.5	$77.8	$124.3	$218.0

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)	(Unaudited)
		As Adjusted
		(Note 6)
	September 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$116.7	$116.5
Accounts receivable, net of allowance (2008 – $7.4; 2007 – $4.5)	421.5	366.8
Inventories (Note 10)	243.1	224.0
Deferred income taxes	26.7	41.0
Income taxes receivable	24.7	20.2
Asbestos-related assets (Note 8)	—	4.0
Other current assets	40.5	41.8
Total current assets	873.2	814.3
Property, plant, and equipment, net (Note 10)	687.2	660.0
Intangible assets, net (Note 4)	155.1	161.2
Goodwill (Note 4)	531.5	527.9
Deferred income taxes	360.2	370.8
Asbestos-related assets (Note 8)	4.0	24.1
Deferred charges and other assets	110.2	120.1
Total assets	$2,721.4	$2,678.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$236.6	$222.0
Asbestos-related liabilities (Note 8)	28.0	28.0
Current debt obligations (Note 5)	49.6	33.7
Vertac obligations (Note 8)	14.5	20.0
Accrued expenses	190.7	207.7
Income taxes payable	19.9	13.3
Deferred income taxes	7.7	9.5
Total current liabilities	547.0	534.2
Long-term debt (Note 5)	760.8	762.3
Deferred income taxes	72.7	74.3
Pension obligations	160.7	158.7
Other postretirement benefit obligations	116.3	123.1
Deferred credits and other liabilities	258.8	298.7
Asbestos-related liabilities (Note 8)	211.3	227.0
Total liabilities	2,127.6	2,178.3

Commitments and contingencies (Note 8)	—	—
Minority interests	21.2	22.1
Stockholders’ equity (Note 9)
Series preferred stock	—	—
Common stock, $25/48 par value (shares issued: 2008 and 2007 – 160.0 million)	83.3	83.3
Additional paid-in capital	425.7	438.3
Unearned compensation	(13.4)	(29.8)
Accumulated other comprehensive losses	(31.4)	(22.8)
Retained earnings	1,726.1	1,610.1
	2,190.3	2,079.1
Reacquired stock, at cost (2008 – 47.4 million shares; 2007 – 46.0 million shares)	(1,617.7)	(1,601.1)
Total stockholders’ equity	572.6	478.0
Total liabilities and stockholders’ equity	$2,721.4	$2,678.4

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)	(Unaudited)
	Nine Months Ended September 30,
		As Adjusted
		(Note 6)
	2008	2007
Cash Flows from Operating Activities:
Net income	$132.9	$170.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56.3	52.4
Amortization	19.6	29.6
Deferred income tax provision	8.3	0.1
Gain on disposal of assets and investments, net	(4.1)	(6.7)
Dilution of investment and loss on sale of 51% interest in FiberVisions	—	2.5
Minority interests in (losses) earnings of consolidated subsidiaries	(0.8)	0.7
Stock-based compensation	6.0	7.7
Other non-cash charges and credits, net	5.8	(2.2)
Accruals and deferrals of cash receipts and payments (net of acquisitions and dispositions):
Accounts receivable, net	(56.0)	(40.0)
Inventories	(16.4)	(6.1)
Asbestos-related assets and liabilities, net	8.1	46.8
Other current assets	0.8	(0.9)
Accounts payable	13.1	(8.2)
Vertac obligations	(5.5)	(103.7)
Accrued expenses	0.2	23.4
Income taxes receivable and payable, net	17.5	149.0
Pension and other postretirement benefit obligations	(5.7)	(40.9)
Non-current assets and liabilities	(44.9)	(26.4)
Net cash provided by operating activities	135.2	247.5

Cash Flows from Investing Activities:
Capital expenditures	(74.3)	(77.8)
Acquisitions and investments, net	(21.6)	(16.2)
Proceeds from sale of 51% interest in FiberVisions, net	—	(1.2)
Proceeds of asset disposals, net of transaction costs	3.0	13.6
Other	(0.1)	—
Net cash used in investing activities	(93.0)	(81.6)

Cash Flows from Financing Activities:
Long-term debt proceeds	—	3.9
Long-term debt payments	(3.7)	(192.1)
Change in short-term debt	11.7	8.0
Repurchase of common stock	(38.1)	(22.8)
Dividends paid	(16.5)	—
Proceeds from the exercise of stock options	2.4	6.1
Other, net including income tax benefits attributable to stock-based compensation	0.7	2.1
Net cash used in financing activities	(43.5)	(194.8)
Effect of exchange rate changes on cash	1.5	5.7
Net increase (decrease) in cash and cash equivalents	0.2	(23.2)
Cash and cash equivalents – beginning of period	116.5	171.8
Cash and cash equivalents – end of period	$116.7	$148.6

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share amounts)
(Unaudited)

1.	Basis of Presentation

The interim consolidated financial statements and the notes to the consolidated financial statements of Hercules Incorporated (“Hercules” or the “Company”) are unaudited as of and for the three and nine months ended September 30, 2008 and 2007, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of Hercules’ financial position and results of operations for the interim periods.  The consolidated financial statements include the accounts of variable interest entities for which Hercules is the primary beneficiary.  These consolidated financial statements should be read in conjunction with the accounting policies, financial statements and notes included in Hercules’ Annual Report on Form 10-K for the year ended December 31, 2007 and the Current Report on Form 8-K filed on July 30, 2008.

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

The nine month period ended September 30, 2008 includes income from discontinued operations of $25.9 million, net of taxes.  This amount relates to the reversal of a $40 million indemnification obligation attributable to income tax matters that the Company established in 1997 upon the sale of its investment in a joint venture in the former Food and Functional products segment.  The buyer has concluded certain income tax issues with the Internal Revenue Service (“IRS”) thereby eliminating the necessity for maintaining the indemnity obligation.  Miscellaneous adjustments for other discontinued operations are also reflected for the three and nine month periods ended September 30, 2008.

Certain prior period amounts in the consolidated financial statements and notes have been reclassified to conform to the current period presentation.

2.	Recent Accounting Pronouncements

Other than those discussed below, there have been no accounting pronouncements issued or changes thereto through September 30, 2008 that have significance or potential significance to the Company.

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

During the second quarter of 2008, the Company acquired Logos Quimica Ltda. (“Logos Quimica”), a Brazil-based specialty chemical company.  The total transaction value is approximately 34 million Brazilian Reais or $21.3 million.  A total of 31.5 million Reais or $18.1 million has been paid through the end of the third quarter of 2008,  including  17.3 million Brazilian Reais or $10.8 million, which  has been placed into escrow pending the resolution of certain items.  The pulp products business of Logos Quimica is being integrated into the Ventures component of PTV and the remaining small portion of Logos Quimica is being integrated into the Aqualon segment to market products into the coatings industry.  The Company is currently in the process of allocating the purchase price to the assets and liabilities acquired as a result of the transaction.

4.	Intangible Assets and Goodwill

The following table provides information regarding the Company’s intangible assets with finite lives:

	September 30, 2008			December 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$95.6	$23.2	$72.4	$95.6	$21.1	$74.5
Trademarks and tradenames	76.2	19.1	57.1	76.2	17.6	58.6
Other intangible assets	52.7	27.1	25.6	51.0	22.9	28.1
	$224.5	$69.4	$155.1	$222.8	$61.6	$161.2

Total amortization expense for intangible assets was $2.7 million and $2.4 million for the three months ended September 30, 2008 and 2007, respectively, and was $8.0 and $6.1 million for the nine months ended September 30, 2008 and 2007, respectively.  Amortization expense is estimated to be $10.3 million for the year ending December 31, 2008.

The following table shows changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2008:

	Paper Technologies and Ventures	Aqualon Group	Total
Balance at January 1, 2008	$471.6	$56.3	$527.9
Foreign currency translation and other changes	1.4	2.2	3.6
Balance at September 30, 2008	$473.0	$58.5	$531.5

5.       Debt

A summary of debt by instrument is provided as follows:
	September 30, 2008	December 31, 2007
Term B Loan due 2010	$258.0	$261.0
6.6% notes due 2027	15.9	15.9
6.75% senior subordinated notes due 2029	250.0	250.0
8% convertible subordinated debentures due 2010	2.2	2.3
6.5% junior subordinated deferrable interest debentures due 2029	215.8	215.1
Term loans of Hercules Tianpu at rates ranging from 6.09 % to 8.22% through 2011(1)	48.3	42.4
Term loans of Hercules Jiangmen at rates ranging from 6.21% to 8.22% through 2010	15.7	7.5
Other	4.5	1.8
	810.4	796.0
Less: Current debt obligations	49.6	33.7
Long-term debt	$760.8	$762.3

(1)A total of $24.3 million of these loans have been guaranteed by Hercules (see Note 8).

As of September 30, 2008, the weighted-average interest rate on the Term B Loan, which bears interest at LIBOR + 1.50%, was 5.2%.

As of September 30, 2008, the Company’s Senior Credit Facility was comprised of a $150 million committed revolving credit facility which matures on April 8, 2009.  As of September 30, 2008, the Company had $53.8 million of outstanding letters of credit associated with the Revolving Credit Facility and the remaining $96.2 million was available for use.

As of September 30, 2008, the Company also had $22.5 million of foreign lines of credit available and unused.

6.           Pension and Other Postretirement Benefits

Change in Accounting Method for U.S. and U.K. Defined-Benefit Pension Plans

Effective January 1, 2008, the Company elected to change its method of accounting for its qualified defined-benefit pension plans in the U.S. and U.K.  The change encompasses: (a) the basis for the determination of the “market-related value” of plan assets from a smoothed value to the “fair value” and (b) a reduction in the amortization period for gains and losses in excess of the “corridor” from a period representing the average remaining service period of active employees to a one year amortization period.  The aforementioned change in accounting method is preferable as it will provide a more meaningful representation of the cost of the Company’s plans as well as its performance in managing the associated economic risks, primarily the interest rate risk.  The Company does not intend to apply these changes to the accounting for its defined benefit pension plans in other jurisdictions.  The effect of not applying the changes to the other plans is not material as the qualified U.S. and U.K defined benefit plans represent a substantial majority of the Company’s net pension obligations.

The change in accounting method has been applied to the financial statements of prior periods on a retrospective basis.  As reflected in the presentation of this Form 10-Q, Retained earnings as of December 31, 2007 has been reduced by $293.2 million with a corresponding increase to Accumulated other comprehensive losses (“AOCL”) representing the cumulative effect of the application of the change in accounting method to all prior periods.  In addition, the net periodic pension benefit cost for the three and nine months ended September 30, 2007 has been adjusted to reflect the change in accounting method.

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

 The following table illustrates the adjustments made to the relevant financial statement line items for the 2007 periods.
	Three Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2007
	As	Effect of	As	As	Effect of	As
	Reported	Change	Adjusted	Reported	Change	Adjusted
Selling, general and administrative expenses	$94.5	$(10.4)	$84.1	$283.4	$(31.1)	$252.3
Profit from operations	72.9	10.4	83.3	207.3	31.1	238.4
Provision (benefit) for income taxes	10.9	4.0	14.9	(37.2)	11.1	(26.1)
Net income from continuing operations	41.4	6.4	47.8	149.4	20.0	169.4
Net income	42.4	6.4	48.8	150.4	20.0	170.4
Basic earnings per share	$0.37	$0.06	$0.43	$1.31	$0.18	$1.49
Diluted earnings per share	$0.37	$0.05	$0.42	$1.31	$0.17	$1.48

The following table illustrates the effect of the change on the Company’s results of operations and the relevant financial statement line items for the 2008 periods.
	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
	Previous	Effect of	Current	Previous	Effect of	Current
	Method	Change	Method	Method	Change	Method
Selling, general and administrative expenses	$104.5	$(11.0)	$93.5	$319.6	$(32.9)	$286.7
Profit from operations	52.1	11.0	63.1	172.8	32.9	205.7
Provision for income taxes	2.6	3.8	6.4	19.1	11.4	30.5
Net income from continuing operations	32.4	7.2	39.6	85.6	21.5	107.1
Net income	32.3	7.2	39.5	111.4	21.5	132.9
Basic earnings per share – continuing operations	$0.29	$0.06	$0.35	$0.77	$0.19	$0.96
Diluted earnings per share – continuing operations	$0.29	$0.06	$0.35	$0.77	$0.19	$0.96
Basic earnings per share – net income	$0.29	$0.06	$0.35	$1.00	$0.19	$1.19
Diluted earnings per share – net income	$0.29	$0.06	$0.35	$1.00	$0.19	$1.19

Change in Investment Strategy

In June 2007, the Finance Committee of the Board of Directors approved a change in the pension asset investment strategy for the Company’s U.S. qualified plan.  Accordingly, the Company implemented a liability-driven investing (“LDI”) strategy that is designed to generally align the characteristics of the plan’s assets to those of the underlying benefit obligations with the objective of mitigating the impact of interest rate and asset value volatility.  Under this strategy, approximately 85% of the plan’s assets have now been invested in interest rate-sensitive debt instruments.  This investment strategy is designed to reduce ongoing funding requirements for a fully-funded plan to a level that approximates that plan’s annual service cost.  A similar strategy was implemented for the Company’s U.K. pension plan during the first quarter of 2007.  The strategy for the U.S. qualified plan was effectuated through a shift to a fixed-income portfolio with duration to approximate that of the benefit obligations while reducing the plan’s exposure to equity and other investment securities to 15% of total assets.  The shift in assets under the LDI strategy was completed during the fourth quarter of 2007.

Periodic Disclosures of Benefit Cost

The following tables set forth the consolidated net periodic pension and other postretirement benefit costs as recognized for the three and nine months ended September 30, 2008 and 2007:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
		As Adjusted		As Adjusted
	2008	2007	2008	2007
Net periodic benefit cost:
Service cost	$4.0	$4.3	$11.9	$13.1
Interest cost	26.9	25.6	81.0	77.3
Expected return on plan assets	(27.9)	(30.7)	(83.7)	(93.3)
Amortization and deferrals	(0.7)	(0.7)	(2.0)	(2.0)
Actuarial losses recognized	1.1	1.3	3.1	4.0
	$3.4	$(0.2)	$10.3	$(0.9)

Plan Contributions

There were no voluntary contributions to the Company’s pension plans during the three and nine months ended September 30, 2008.  However, the Company expects to provide voluntary funding up to $20 million for its U.S. qualified plan and approximately $8 million in required and voluntary contributions for all other international plans during the fourth quarter of 2008.

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net periodic benefit cost:
Service cost	$0.1	$0.2	$0.3	$0.4
Interest cost	1.9	2.0	5.8	6.1
Amortization and deferrals	(1.8)	(1.9)	(5.3)	(5.8)
Actuarial losses recognized	2.5	1.9	7.5	6.2
	$2.7	$2.2	$8.3	$6.9

7.	Asset Retirement Obligations and Environmental Contingencies

The following table provides a reconciliation of the changes in the asset retirement obligations (“AROs”) and environmental contingencies during the nine months ended September 30, 2008:
	Active Sites	Inactive Sites	Total(2)
Balance at January 1, 2008	$10.8	$67.5	$78.3
Settlement payments, net of cost recoveries	(0.6)	(9.7)	(10.3)
Changes in estimated obligations and accretion(1)	0.7	10.9	11.6
Foreign currency translation and other changes	(1.3)	1.3	—
Balance at September 30, 2008	$9.6	$70.0	$79.6

(1) Includes $3.6 million attributable to a revision of estimated remediation costs for an inactive portion of the Company’s Brunswick, Georgia manufacturing facility associated with a previously divested business.

(2) Of the total at September 30, 2008, $18.3 million is included in Accrued expenses and $61.3 million is included in Deferred credits and other liabilities in the Consolidated Balance Sheet.

8.	Commitments and Contingencies

Guarantees

In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), disclosure about each group of guarantees is provided below:

Indemnifications. In connection with the acquisition, disposition, and purchase or sale of Company assets and businesses, the Company has indemnified other parties against certain liabilities that may arise in connection with the relevant transactions and business activities.  The terms of these indemnifications typically pertain to environmental, tax, employee and/or product related matters, as well as matters concerning the ownership of relevant assets, the power and corporate authority to enter into the transaction, the satisfaction of liabilities not assumed by the buyer, and obtaining consents.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company could be required to indemnify, defend, and/or hold the buyer harmless.  These indemnifications are generally subject to threshold amounts, specified claim periods and/or other restrictions and limitations.  The carrying amount recorded for indemnifications as of September 30, 2008, all of which are attributable to business disposition transactions, was $1.4 million.

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

Debt Obligations. The Company has directly guaranteed $43.3 million of various outstanding obligations under agreements with third parties related to consolidated subsidiaries and affiliates as of September 30, 2008.  The outstanding balance reflects guarantees of debt for terms of varying length as well as a secured guarantee related to a foreign-based pension plan with an indefinite term.  Existing guarantees for subsidiaries and affiliates arose from liquidity needs in normal operations.

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

The following disclosure provides new and updated information regarding certain matters.  This information should be read in conjunction with the disclosure appearing under the “Environmental” section heading set forth in Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”) and Note 7 and Note 8 to the Consolidated Financial Statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, respectively (“2008 First and Second Quarter Form 10-Qs”).  As stated in the 2007 Form 10-K and the 2008 First and Second Quarter Form 10-Qs, while the Company is involved in numerous environmental matters, only certain matters are described therein and herein because they are currently viewed by management as potentially material to the Company’s consolidated financial position, results of operations and cash flows.  There are no changes to the 2007 Form 10-K, and the 2008 First and Second Quarter Form 10-Qs disclosures except as noted below:

United States of America v. Vertac Chemical Corporation, et al., No. 4:80CV00109 (United States District Court, Eastern District of Arkansas, Western Division).  The Company has reached a settlement agreement with the United States to resolve the Government’s claim for additional response costs, including interest, for $14.5 million.  This settlement is subject to public comment and Court approval.  The Company has adjusted its accrual to $14.5 million with respect to this matter as of September 30, 2008.

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

Naval Weapons Industrial Reserve Plant.  The Naval Weapons Industrial Reserve Plant in McGregor, Texas (the “Site”), is a government-owned facility which was operated by various contractors on behalf of the U.S. Department of the Navy (the “Navy”) from 1942 to 1995.  The Company operated the Site from 1978 to 1995.  The U.S. Department of Justice, on behalf of the Navy, has advised the Company and other former contractors that, pursuant to CERCLA, the government has incurred costs of over $50 million with respect to certain environmental liabilities which the government alleges are attributable, at least in part, to the Company’s and the other former contractors’ past operation of the Site.  The Company and the other former contractors have executed a tolling agreement with the government and are engaged in discussions with the government concerning the Site.  Based on the investigation undertaken by the Company to date, the Company believes that there may be substantial defenses to some or all of the government’s claims.  At this time, the Company cannot reasonably estimate its potential liability, if any, with respect to the Site and, accordingly, has not included this Site in the accrued liability for environmental matters reported below.

Range of Exposure.  The reasonably possible share of costs for environmental matters involving current and former operating sites, including those with identified AROs (see Note 7), the Vertac site, and other locations where the Company may have a liability, is approximately $94.1 million as of September 30, 2008.

Litigation

The Company is involved in litigation arising out of or incidental to the conduct of its business.  Such litigation typically falls within the following broad categories: environmental, including environmental litigation (see above); antitrust; commercial; intellectual property; labor and employment; personal injury; property damage; product liability; and toxic tort.  These matters typically seek unspecified or large monetary damages or other relief, and may also seek punitive damages.  While it is not feasible to predict the outcome of all pending matters, the ultimate resolution of one or more of these matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.  While the Company is involved in numerous matters, certain matters are described in the 2007 Form 10-K, the 2008 First and Second Quarter Form 10Qs, and this Form 10-Q because they are currently viewed by management as potentially material.  From time to time, management may determine (based on further analysis or additional information that becomes available through discovery or otherwise) that other matters are or have become potentially material to the Company.  As appropriate, descriptions of such matters will be included in the periodic report following such determination.  Occasionally, management may not determine that a matter is material until it has been settled or otherwise resolved.  In such a situation, that matter may not have been described in the Company’s periodic reports prior to such settlement or resolution, however the impact of such settlement or resolution would be reflected in the financial statements included in the periodic report following such settlement or resolution.

The following disclosure provides new and updated information regarding certain matters.  This information should be read in conjunction with the disclosures appearing under the “Litigation” section heading set forth in the 2007 Form 10-K and the 2008 First and Second Quarter Form 10-Qs.  There are no changes to those disclosures except as noted below:

Asbestos
As of September 30, 2008, there were approximately 25,563 unresolved claims, of which approximately 895 were premises claims and the rest were products claims.  There were also approximately 1,745 unpaid claims which have been settled or are subject to the terms of a settlement agreement.  Between January 1, 2008 and September 30, 2008, the Company received approximately 1,304 new claims.  During that same period, the Company spent a net amount of $20.7 million to resolve and defend asbestos matters, including $15.7 million directly related to settlement payments and $5.0 million for defense costs.

As of September 30, 2008, all of the cash recovered and all of the monies placed into trust from the settlements with certain of the Company’s insurance carriers have been used by the Company with respect to its asbestos-related liabilities or for other corporate purposes, except for approximately $4.0 million remaining in trust as of September 30, 2008.  As previously described in the 2007 Form 10-K and the 2008 First and Second Quarter Form 10-Qs, the Company anticipates that the monies remaining in trust will be exhausted during 2008, after which time the Company will be required to fund defense costs and settlement payments for its asbestos-related liabilities using cash from operations or other sources until such time as the partial reimbursement obligations under the Future Coverage Agreement, as defined in the 2007 Form 10-K, are triggered, which obligations are not expected to be triggered unless and until defense costs and settlement payments for qualifying asbestos products claims paid by the Company subsequent to the October 13, 2004 effective date of that agreement aggregate to approximately $330 million to $370 million.  As of September 30, 2008, defense costs and settlement payments for qualifying asbestos products claims of approximately $123 million have been credited towards that range.

The following table presents the beginning and ending balances and balance sheet activity for the Company’s asbestos-related accounts for the nine months ended September 30, 2008.

	Balance January 1, 2008	Interest Income/ Accrual adjustments, net	Insurance Recovered/ Liabilities Settled	Accretion/ Reclassify- action	Balance September 30, 2008
Asbestos-related assets:
Insurance receivable – current	$4.0	$—	$(4.0)	$—	$—

Insurance receivable – non-current	16.8	(0.4)	(16.4)	—	—
Restricted cash in trust	7.3	—	(3.3)	—	4.0
Noncurrent asbestos-related assets	24.1	(0.4)	(19.7)	—	4.0
Total asbestos-related assets	$28.1	$(0.4)	$(23.7)	$—	$4.0
Asbestos-related liabilities:
Current reserve for claims	$28.0	$—	$—	$—	$28.0
Noncurrent reserve for claims	227.0	—	(15.7)	—	211.3
Total asbestos-related liabilities	$255.0	$—	$(15.7)	$—	$239.3

The Company, in conjunction with outside advisors, will continue to study its asbestos-related matters, insurance recovery expectations and reserves on an ongoing basis, and make adjustments as appropriate.

Composite Products Antitrust and Qui Tam Matters.  By Order dated April 23, 2008, the action filed by Cytec Engineered Materials, Inc. in federal court against the Company (Cytec Engineered Materials, Inc. v. B.P. Amoco Polymers, Inc., et al., Case No. SACV 07-528 FMC (Rib), U.S. District Court, Central District of California, Western Division), was dismissed with prejudice.  Cytec has appealed that ruling to the U.S. Court of Appeals for the 9th Circuit.  Defendants also sought to have Cytec’s state court action dismissed based on Cytec’s pleadings, but the Court denied defendants’ motions, allowing the state court action to proceed to discovery.  (Cytec Engineered  Materials, Inc. v. B.P. Amoco Polymers, Inc., et al., Case No. BC370895, California Superior Court, Los Angeles County).  The Company has been advised that in late September 2008, co-defendant BP Amoco Polymers, Inc. and related entities entered into a settlement with Cytec.

Hercules Incorporated v. Hexcel Corporation,  Supreme Court of the State of New York, County of New York, and Index No.04/604098.  The Company reached agreement with Hexcel to dismiss all claims remaining in the lawsuit (including Hexcel’s counterclaim for indemnification), except for the Company’s claim for indemnification based on the terms of the purchase and sale agreement.  The Company then sought review of the dismissal of its indemnification claim by the New York Court of Appeals.  However, on September 2, 2008, the New York Court of Appeals denied the Company’s motion for leave to appeal, bringing this litigation to an end.

Agent Orange Litigation.  Plaintiffs petitioned the U.S. Court of Appeals for the Second Circuit for rehearing en banc of that court’s decisions dated February 22, 2008 (Joe Isaacson, et al. v. Dow Chemical Company, et al., Docket No. 05-1820-cv, and additional docket numbers; J. Michael Twinam, et. al. v. Dow Chemical Company, et al., Docket No. 05-1760-cv, and additional docket numbers; and The Vietnam Association for Victims of Agent Orange/Dioxin, et al. v. The Dow Chemical Company, et al., Civil Action No. 04 CV 0400 (JBW)) dismissing their claims.  Those petitions were denied by Orders dated May 7, 2008.  On or about October 6, 2008, Plaintiffs in these actions filed Petitions for Writ of Certiorari with the U.S. Supreme Court seeking review of the rulings of the trial court and the U.S. Court of Appeals for the Second Circuit.

Other Litigation

In February 2008, the Final Order and Judgment became final, resolving the cases captioned Jerry Oldham, et al. v. The State of Louisiana, et al., Civil Action No. 55,160, John Capone, et al. v. The State of Louisiana, et al., Civil Action No. 56,048C, and Georgenes Baton, et al. v. The State of Louisiana, et al., Civil Action No. 55,285, all brought in the 18th Judicial District Court, Parish of Iberville, and Louisiana.  As a result, with the exception of four opt-out plaintiffs (whose claims are not viewed by the Company as material), all plaintiffs’ claims have been dismissed.  All that remains is distribution of proceeds and various administrative matters.

In Acevedo, et al. v. Union Pacific Railroad Company, et al., Cause No. C-4885-99-F, 332nd Judicial District Court, Hidalgo County, Texas (2001), Guadalupe Garza v. Allied Chemical Corp., et al., Cause No. C-4885-99-F(10), 332nd Judicial District Court, Hidalgo County, Texas, and related lawsuits, the trial date for plaintiff Guadalupe Garza, which had been set for October 20, 2008, has been scheduled for June 15, 2009.  Discovery and motion practice are continuing.

Amounts Accrued for Non-Asbestos Litigation

During the period January 1, 2008 through September 30, 2008, no significant accruals for non-asbestos and non-environmental litigation were established.  During that same time period, settlement payments for non-asbestos and non-environmental litigation were insignificant.  The September 30, 2008 Consolidated Balance Sheet reflects a current liability of $2.4 million for non-asbestos and non-environmental related litigation matters, representing management’s best estimate of the probable and reasonably estimable losses for such matters.  A separate liability is provided for the Vertac matter on the September 30, 2008 Consolidated Balance Sheet.

9.           Stockholders’ Equity

A reconciliation of common stock share activity during the nine months ended September 30, 2008 is provided as follows:

	Common Stock	Reacquired Stock
Balances at January 1, 2008	160,004,908	46,006,780
Conversion of debentures	6,239	—
Exercise of stock options	—	(176,648)
Issuance of stock awards, net of forfeitures	—	(241,682)
Shares redeemed in lieu of taxes on share-based compensation awards	—	115,748
Contribution of shares to defined contribution benefit plan	—	(10,864)
Repurchases of common stock	—	1,674,200
Balances at September 30, 2008	160,011,147	47,367,534

10.           Supplemental Financial Statement Disclosures

	September 30, 2008	December 31, 2007
Inventories:
Finished goods	$126.4	$125.5
Raw materials and work-in-process	91.5	74.9
Supplies	25.2	23.6
	$243.1	$224.0

Property, plant and equipment:
Land	$16.3	$16.0
Buildings and equipment	1,784.0	1,726.4
Construction in progress	127.8	113.7
	1,928.1	1,856.1
Accumulated depreciation and amortization	(1,240.9)	(1,196.1)
	$687.2	$660.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Depreciation:
Included in Cost of sales and Selling, general and administrative (“SG&A”) expenses	$19.0	$17.4	$56.1	$51.8
Accelerated depreciation included in Other operating expense, net	0.1	0.1	0.2	0.6
	$19.1	$17.5	$56.3	$52.4

Amortization:
Intangible assets	$2.7	$2.4	$8.0	$6.1
Capitalized software (normal basis) included in SG&A expenses	0.7	3.8	6.4	11.5
Accelerated amortization of capitalized software included in Other operating expense, net	0.1	3.4	4.7	10.3
Deferred financing costs included in Interest and debt expense	0.2	0.9	0.5	1.7
	$3.7	$10.5	$19.6	$29.6
Cash paid during the period for:
Interest	$14.7	$14.0	$51.1	$47.6
Income taxes, net of refunds received	3.8	(17.7)	17.5	(189.3)

11.           Restructuring Programs

Restructuring charges are reflected as a component of Other operating expense in the Consolidated Statements of Operations.  The restructuring liabilities provided below are reflected in Accrued expenses on the Consolidated Balance Sheets.  A summary of the charges by program and an allocation to the reporting segments as well as a reconciliation of liabilities attributable to the Company’s restructuring programs is provided as follows:

	Nine Months Ended September 30, 2008
	Severance and Other Exit Costs	Asset Charges	Total
Business and Corporate infrastructure projects	$4.7	$5.3	$10.0
All other restructuring programs	5.5	1.3	6.8
	$10.2	$6.6	$16.8

Paper Technologies and Ventures	$2.5	$—	$2.5
Aqualon Group	(0.3)	—	(0.3)
Corporate	8.0	6.6	14.6
	$10.2	$6.6	$16.8

	Nine Months Ended September 30,
	2008	2007
Balance at beginning of period	$19.1	$10.5
Accrued charges for severance and other exit costs	9.7	21.2
Cash payments	(15.8)	(12.3)
Other, including foreign currency translation	0.5	1.2
Balance at end of period	$13.5 3.5	$20.6

In addition, the Company made cash payments of $0.5 million and $1.4 million during the nine months ended September 30, 2008 and 2007, respectively, for certain exit costs that have been paid as incurred and are not included in the reconciliation of accrued restructuring liabilities above.

The charges recorded during the nine months ended September 30, 2008 primarily reflect severance and termination benefits which are being accrued over periods during which affected employees are required to provide continuing services in connection with the specific restructuring programs.  In addition, other exit costs, including transition services, employee relocation and site closure expenses, among others, are charged as incurred.  Approximately $1 million of additional charges for all current restructuring programs on a combined basis are expected to be accrued through 2009 resulting in approximately $14 million of future cash payments primarily in 2008 and 2009 with certain amounts continuing into 2010.

Asset charges recorded during the nine months ended September 30, 2008 primarily reflect accelerated amortization charges attributable to capitalized software development costs associated with the Company’s information technology platform, as well as an impairment of the Company’s former research facility in Jacksonville, Florida due to a decline in current property values. Primarily as a result of the substantial completion of prior restructuring programs, the Company is currently marketing its former facilities in Jacksonville, Florida, Pandaan, Indonesia and its existing facility in Pilar, Argentina.  These facilities, with a carrying value of $7.6 million, are reflected as assets held for sale and are included in the caption “Other current assets” on the Consolidated Balance Sheet as of September 30, 2008.

12.           Other Operating Expense, Net

Other operating expense, net consists of the following:
	Three Months Ended September 30		Nine Months Ended September 30,
	2008	2007	2008	2007
Severance, restructuring and other exit costs, net	$2.2	$7.8	$10.2	$22.6
Impairments, accelerated depreciation and amortization(1)	1.3	3.5	6.6	10.9
Asset retirement and environmental charges (active sites)	0.2	0.1	0.7	0.3
Legal settlements	—	—	—	(0.2)
Gains on asset dispositions, net	(0.3)	(7.6)	(3.6)	(11.6)
Dismantlement costs	0.3	0.9	1.5	2.6
Ashland transaction costs	10.4	—	10.4	—
Other miscellaneous charges, net	0.2	0.7	1.3	1.5
	$14.3	$5.4	$27.1	$26.1

(1) Includes $1.1 million for the impairment of the Jacksonville, Florida property (see Note 11).

13.	Other Expense, Net

Other expense, net consists of the following:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Asbestos-related costs, net	$2.3	$2.3	$7.3	$6.6
Investment dilution and loss on sale of 51% interest in FiberVisions	—	2.8	—	2.5
Asset retirement and environmental charges (inactive sites) (1)	2.6	1.6	11.5	4.5
Litigation settlements and accruals	0.2	0.7	2.0	15.2
Gains on asset dispositions, net	—	(2.5)	—	(2.9)
Other, net	1.0	(1.0)	0.6	(3.0)
	$6.1	$3.9	$21.4	$22.9

(1) See Note 7.

14.	Income Taxes

Provision/Benefit for Income Taxes

For the three and nine months ended September 30, 2008, the Company recognized pretax income of $44.4 million and $136.2 million and tax expense of $6.4 million and $30.5 million, respectively.  The full year effective tax rate for 2008 is estimated to be 24%.  During the three month period ending September 30, 2008, the Company reached final settlement with the IRS for the remaining items for the 1996 through 1998 and 1999 through 2001 audit cycles, and recorded an additional tax benefit of $2.7 million plus related after-tax interest of $1.1 million.

The Company recognized pretax income of $61.4 million and $143.5 million and tax expense (benefits) of $14.9 million and $(26.1) million for the three and nine months ended September 30, 2007, respectively, primarily reflecting a $47.3 million benefit relating to the final resolution of IRS audits for the years 1993 through 2003.

There were no significant changes in the Company’s unrecognized tax benefits during the three and nine months ended September 30, 2008.

15.           Earnings Per Share

The following table provides the weighted-average number of common shares (in millions) used as the denominator in computing basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted-average number of common shares outstanding – Basic	111.4	114.4	111.6	114.4
Dilutive effect of:
Convertible debentures	0.2	0.2	0.2	0.2
Share-based compensation plans	0.5	0.6	0.4	0.5
Weighted-average number of common shares outstanding – Diluted	112.1	115.2	112.2	115.1

The following were antidilutive and therefore excluded from the computation of diluted earnings per share:
Options to purchase common stock	0.9	1.9	0.9	1.9
Warrants to purchase common stock	6.6	6.6	6.6	6.6
	7.5	8.5	7.5	8.5

16.           Reporting Segment Information

A summary of reporting segment data is provided below:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales:
Paper Technologies and Ventures	$316.9	$287.2	$929.8	$858.7
Aqualon Group	288.9	257.0	846.9	736.8
	$605.8	$544.2	$1,776.7	$1,595.5

Profit from operations(1)(2):
Paper Technologies and Ventures	$23.0	$40.2	$76.6	$105.6
Aqualon Group	57.4	55.7	162.0	170.5
Corporate items (3)	(17.3)	(12.6)	(32.9)	(37.7)
	$63.1	$83.3	$205.7	$238.4

Depreciation and amortization:
Paper Technologies and Ventures	$9.0	$10.4	$29.3	$30.7
Aqualon Group	12.0	12.0	37.4	35.2
Corporate items (1)(4)	1.8	5.6	9.2	16.1
	$22.8	$28.0	$75.9	$82.0

Research and development:
Paper Technologies and Ventures	$4.6	$4.6	$13.8	$13.3
Aqualon Group	6.2	6.3	19.2	18.7
Corporate items	0.1	0.1	0.4	0.4
	$10.9	$11.0	$33.4	$32.4

Capital expenditures:
Paper Technologies and Ventures	$8.6	$9.9	$21.2	$24.9
Aqualon Group	18.7	11.8	45.6	46.9
Corporate items	1.6	2.3	7.5	6.0
	$28.9	$24.0	$74.3	$77.8

(1)Normal depreciation incurred by Corporate is allocated to the business segments in the determination of Profit from operations.
(2)Profit from operations for the three and nine months ended September 30, 2007 have been adjusted for the change in accounting for pensions (see Note 6).
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

The Company also uses cross-currency interest rate swaps (the “Swaps”) and has formally designated these derivatives as a hedge of the Company’s foreign currency exposure associated with its net investment in certain foreign operations that utilize the Euro as their functional currency.  The Swaps require the Company to pay EURIBOR + 1.59% and receive LIBOR + 1.50%.  The benchmark interest rates are reset on a quarterly basis.  The Swaps were entered into during the first quarter of 2006 and have a term of five years.  Changes in the fair value of the Swaps representing the effective portion of the hedge are recorded in Other comprehensive income (“OCI”) as an offset to the foreign currency translation associated with the underlying net investment.  The ineffective portion of the hedge, if any, is recorded as an adjustment to Interest and debt expense, net.  The net interest payments or receipts from the Swaps are also recorded as an adjustment to Interest and debt expense, net.

The Company had the following derivative financial instrument assets and (liabilities) outstanding as of:

	September 30, 2008		December 31, 2007
	Notional	Fair Value	Notional	Fair Value
Foreign exchange contracts(1)	$54.1	$2.9	$35.6	$0.3
Cross currency interest rate swaps(2)	(500.0)	(117.4)	(500.0)	(112.1)

(1) These derivative financial assets are reflected in Deferred charges and other assets on the Consolidated Balance Sheet.
(2) These derivative financial liabilities are reflected in Deferred credits and other liabilities on the Consolidated Balance Sheet.

The Company recognized the following gains and losses attributable to its derivative financial instruments during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Foreign exchange contracts, net
Gains (losses) recognized in Other expense, net	$(0.5)	$(0.8)	$0.6	$(1.2)
Cross currency interest rate swaps:
Gains (losses) recognized in OCI (1)	43.5	(30.9)	(5.3)	(42.4)
(Losses) gains recognized in Interest and debt expense	(4.6)	0.1	(11.9)	2.1

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

18.	Pending Transaction with Ashland

On July 11, 2008, the Company announced that it had entered into a definitive merger agreement (the “Agreement”) with Ashland Inc. (“Ashland”) under which Ashland would acquire all of the outstanding shares of the Company for $18.60 in cash and 0.093 of a share of Ashland common stock for each share of the Company’s common stock.  The merger is conditioned upon, among other things, the approval of the Company’s stockholders, the receipt of regulatory approvals and other closing conditions.  Necessary regulatory approvals required for the transaction to close have been received from both domestic and international authorities.  The special shareholder’s meeting to vote on the merger is scheduled for November 5, 2008.  Assuming the satisfaction of the remaining conditions, the transaction is expected to close during November of 2008.

Under the terms of the Agreement, the Company would be required to pay Ashland a fee of $77.5 million under certain circumstances including if the Company terminates the merger agreement to accept a superior offer, and Ashland would be required to pay the Company a fee in the same amount if the transaction is not completed due to failure to obtain financing at the time the conditions to the merger have been satisfied. In addition, the Agreement limits certain activities of the Company that are considered as outside the ordinary course of business.  These activities include certain limitations on (1) the declaration of common stock dividends inconsistent with the Company’s past practice, (2) the issuance and repurchase of shares of common stock, (3) changes to the Company’s charter and bylaws, (4) capital expenditures, (5) acquisitions and investments, (6) the ability to incur additional indebtedness and (7) the settlement of certain claims, among others.  The Agreement also places certain restrictions on Ashland during the period prior to the transaction closing.  The Company originally filed the Agreement with the Securities and Exchange Commission as an Exhibit to a Current Report on Form 8-K on July 14, 2008.  Additional information is provided in the definitive proxy statement/prospectus filed by the Company with the SEC on October 3, 2008 and mailed to investors and security holders on or about October 6, 2008 and in a registration statement on Form S-4 filed by Ashland with the SEC on September 29, 2008.  There can be no assurance that the merger will be completed.

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

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2008
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$165.8	$143.0	$348.3	$(51.3)	$605.8
Cost of sales	124.6	104.6	243.4	(51.3)	421.3
Selling, general and administrative expenses	24.0	25.0	44.5	—	93.5
Research and development	4.5	5.0	1.4	—	10.9
Intangible asset amortization	1.6	0.1	1.1	(0.1)	2.7
Other operating expense (income), net	13.1	1.6	(0.4)	—	14.3
Profit (loss) from operations	(2.0)	6.7	58.3	0.1	63.1
Interest and debt expense (income), net	32.5	(15.5)	1.6	—	18.6
Vertac response costs and litigation charges	(6.0)	—	—	—	(6.0)
Other expense, net	5.0	0.5	0.4	0.2	6.1
Income (loss) before income taxes, minority interests and equity income	(33.5)	21.7	56.3	(0.1)	44.4
Provision (benefit) for income taxes	(14.5)	8.0	12.9	—	6.4
Income (loss) before minority interests and equity income	(19.0)	13.7	43.4	(0.1)	38.0
Minority interests in income of consolidated subsidiaries	—	—	—	—	—
Equity income of affiliated companies	—	1.6	—	—	1.6
Equity income from consolidated subsidiaries	58.6	—	—	(58.6)	—
Net income from continuing operations before discontinued operations	39.6	15.3	43.4	(58.7)	39.6
Net loss from discontinued operations, net of tax	(0.1)	—	—	—	(0.1)
Net income	$39.5	$15.3	$43.4	$(58.7)	$39.5

Condensed Consolidating Statement of Operations
Nine months Ended September 30, 2008
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$484.0	$411.4	$1,034.8	$(153.5)	$1,776.7
Cost of sales	357.0	299.4	713.2	(153.8)	1,215.8
Selling, general and administrative expenses	74.8	80.6	131.3	—	286.7
Research and development	13.6	15.3	4.5	—	33.4
Intangible asset amortization	4.8	0.5	3.2	(0.5)	8.0
Other operating expense, net	20.0	1.1	6.0	—	27.1
Profit from operations	13.8	14.5	176.6	0.8	205.7
Interest and debt expense (income), net	88.7	(38.8)	3.7	—	53.6
Vertac response costs and litigation charges	(5.5)	—	—	—	(5.5)
Other expense (income), net	20.3	1.7	(1.2)	0.6	21.4
Income (loss) before income taxes, minority interests and equity income (loss)	(89.7)	51.6	174.1	0.2	136.2
Provision (benefit) for income taxes	(24.5)	19.0	35.9	0.1	30.5
Income (loss) before minority interests and equity income (loss)	(65.2)	32.6	138.2	0.1	105.7
Minority interests in losses of consolidated subsidiaries	—	—	0.9	—	0.9
Equity income (loss) of affiliated companies	—	0.5	(0.9)	0.9	0.5
Equity income from consolidated subsidiaries	172.3	—	—	(172.3)	—
Net income from continuing operations before discontinued operations	107.1	33.1	138.2	(171.3)	107.1
Net income from discontinued operations, net of tax	25.8	—	—	—	25.8
Net income	$132.9	$33.1	$138.2	$(171.3)	$132.9

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2007
As Adjusted (Note 6)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$157.6	$114.9	$321.2	$(49.5)	$544.2
Cost of sales	111.2	82.9	213.7	(49.8)	358.0
Selling, general and administrative expenses	15.6	30.7	37.8	—	84.1
Research and development	4.5	5.0	1.5	—	11.0
Intangible asset amortization	1.6	0.1	0.8	(0.1)	2.4
Other operating expense (income), net	(2.4)	4.3	3.5	—	5.4

Profit (loss) from operations	27.1	(8.1)	63.9	0.4	83.3
Interest and debt expense (income), net	46.5	(30.7)	1.2	—	17.0
Vertac response costs and litigation charges	1.0	—	—	—	1.0
Other expense, net	0.2	3.5	0.1	0.1	3.9
Income (loss) before income taxes, minority interests and equity income (loss)	(20.6)	19.1	62.6	0.3	61.4
Provision (benefit) for income taxes	1.9	8.4	4.5	0.1	14.9
Income (loss) before minority interests and equity income (loss)	(22.5)	10.7	58.1	0.2	46.5
Minority interests in losses of consolidated subsidiaries	—	—	0.3	—	0.3
Equity income (loss) of affiliated companies	—	1.0	(0.3)	0.3	1.0
Equity income from consolidated subsidiaries	70.3	—	—	(70.3)	—
Net income from continuing operations before discontinued operations	47.8	11.7	58.1	(69.8)	47.8
Net income from discontinued operations, net of tax	1.0	—	—	—	1.0
Net income	$48.8	$11.7	$58.1	$(69.8)	$48.8

Condensed Consolidating Statement of Operations
Nine months Ended September 30, 2007
As Adjusted (Note 6)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$467.6	$340.3	$932.5	$(144.9)	$1,595.5
Cost of sales	329.0	240.7	616.1	(145.6)	1,040.2
Selling, general and administrative expenses	47.5	93.9	110.9	—	252.3
Research and development	13.6	14.7	4.1	—	32.4
Intangible asset amortization	4.6	0.5	1.1	(0.1)	6.1
Other operating expense, net	19.5	5.2	1.4	—	26.1

Profit (loss) from operations	53.4	(14.7)	198.9	0.8	238.4
Interest and debt expense (income), net	138.4	(90.0)	3.6	—	52.0
Vertac response costs and litigation charges	20.0	—	—	—	20.0
Other expense, net	17.4	5.3	0.1	0.1	22.9
Income (loss) before income taxes, minority interests and equity income	(122.4)	70.0	195.2	0.7	143.5
(Benefit) provision for income taxes	(83.9)	26.3	31.2	0.3	(26.1)
Income (loss) before minority interests and equity income	(38.5)	43.7	164.0	0.4	169.6
Minority interests in earnings of consolidated subsidiaries	—	—	(0.7)	—	(0.7)
Equity income of affiliated companies	—	0.5	0.7	(0.7)	0.5
Equity income from consolidated subsidiaries	207.9	—	—	(207.9)	—
Net income from continuing operations before discontinued operations	169.4	44.2	164.0	(208.2)	169.4
Net income from discontinued operations, net of tax	1.0	—	—	—	1.0
Net income	$170.4	$44.2	$164.0	$(208.2)	$170.4

Condensed Consolidating Balance Sheet
As of September 30, 2008
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations and
Assets	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current assets
Cash and cash equivalents	$29.3	$1.6	$85.8	$—	$116.7
Accounts receivable, net	72.4	69.8	279.3	—	421.5
Intercompany receivables (payables)	69.0	14.6	0.3	(83.9)	—
Inventories	57.3	67.8	117.0	1.0	243.1
Deferred income taxes	16.5	3.7	6.5	—	26.7
Income taxes receivable	63.8	—	—	(39.1)	24.7
Other current assets	16.4	2.9	21.2	—	40.5
Total current assets	324.7	160.4	510.1	(122.0)	873.2
Property, plant and equipment, net	131.9	160.9	394.4	—	687.2
Investments in subsidiaries and advances, net	1,895.8	79.0	—	(1,974.8)	—
Intangible assets, net	129.3	1.7	24.1	—	155.1
Goodwill	61.3	39.6	430.6	—	531.5
Deferred income taxes	354.1	—	13.1	(7.0)	360.2
Asbestos-related assets	4.0	—	—	—	4.0
Deferred charges and other assets	55.5	25.0	29.7	—	110.2
Total assets	$2,956.6	$466.6	$1,402.0	$(2,103.8)	$2,721.4
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$66.2	$41.2	$129.2	$—	$236.6
Intercompany payables	2.4	49.9	31.8	(84.1)	—
Asbestos-related liabilities	28.0	—	—	—	28.0
Current debt obligations	4.0	—	45.6	—	49.6
Vertac obligations	14.5	—	—	—	14.5
Accrued expenses	105.9	22.1	62.5	0.2	190.7
Income taxes payable	—	51.4	7.6	(39.1)	19.9
Deferred income taxes	—	—	7.7	—	7.7
Total current liabilities	221.0	164.6	284.4	(123.0)	547.0
Long-term debt	737.9	—	22.9	—	760.8
Deferred income taxes	—	7.0	72.7	(7.0)	72.7
Pension obligations	110.7	—	50.0	—	160.7
Other postretirement benefit obligations	112.9	—	3.4	—	116.3
Deferred credits and other liabilities	224.8	16.0	18.0	—	258.8
Asbestos-related liabilities	211.3	—	—	—	211.3
Intercompany notes payable (receivable)	765.4	(776.2)	10.8	—	—
Minority interests	—	—	21.2	—	21.2
Total stockholders' equity	572.6	1,055.2	918.6	(1,973.8)	572.6
Total liabilities and stockholders' equity	$2,956.6	$466.6	$1,402.0	$(2,103.8)	$2,721.4

Condensed Consolidating Statement of Cash Flows
Nine months Ended September 30, 2008
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided by Operating Activities	$123.5	$64.2	$135.5	$(188.0)	$135.2
Cash Flows From Investing Activities:
Capital expenditures	(16.7)	(16.8)	(40.8)	—	(74.3)
Acquisitions and investments, net	—	(1.5)	(20.1)	—	(21.6)
Proceeds of asset disposals, net	2.9	—	0.1	—	3.0
Other, net	(0.1)	0.7	(0.7)	—	(0.1)
Net cash used in investing activities	(13.9)	(17.6)	(61.5)	—	(93.0)
Cash Flows From Financing Activities:
Long-term debt payments	(3.0)	—	(0.7)	—	(3.7)
Change in short-term debt	—	—	11.7	—	11.7
Change in intercompany advances	(52.7)	(46.5)	(37.2)	136.4	—
Repurchase of common stock	(38.1)	—	—	—	(38.1)
Dividends paid	(16.5)	—	—	—	(16.5)
Intercompany dividends paid	—	—	(51.6)	51.6	—
Proceeds from the exercise of stock options	2.4	—	—	—	2.4
Other, net	0.7	—	—	—	0.7
Net cash used in financing activities	(107.2)	(46.5)	(77.8)	188.0	(43.5)
Effect of exchange rate changes on cash	—	—	1.5	—	1.5
Net increase (decrease) in cash and cash equivalents	2.4	0.1	(2.3)	—	0.2
Cash and cash equivalents - beginning of period	26.9	1.5	88.1	—	116.5
Cash and cash equivalents - end of period	$29.3	$1.6	$85.8	$—	$116.7

Condensed Consolidating Statement of Cash Flows
Nine months Ended September 30, 2007
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By Operating Activities	$310.9	$38.7	$159.1	$(261.2)	$247.5
Cash Flows From Investing Activities:
Capital expenditures	(13.3)	(26.3)	(38.2)	—	(77.8)
Acquisitions and investments, net	—	(16.2)	—	—	(16.2)
Proceeds from sale of 51% interest inFiberVisions, net	(1.2)	—	—	—	(1.2)
Proceeds of asset disposals, net of transactioncosts	0.7	—	12.9	—	13.6
Net cash used in investing activities	(13.8)	(42.5)	(25.3)	—	(81.6)
Cash Flows From Financing Activities:
Long-term debt proceeds	—	—	3.9	—	3.9
Long-term debt payments	(192.1)	—	—	—	(192.1)
Change in short-term debt	—	—	8.0	—	8.0
Change in intercompany advances	(154.4)	4.5	(79.5)	229.4	—
Repurchase of common stock	(22.8)	—	—	—	(22.8)
Proceeds from the exercise of stock options	6.1	—	—	—	6.1
Dividends paid	—	—	(31.8)	31.8	—
Other, net	2.1	—	—	—	2.1
Net cash (used in) provided by financingactivities	(361.1)	4.5	(99.4)	261.2	(194.8)
Effect of exchange rate changes on cash	—	—	5.7	—	5.7
Net (decrease) increase in cash and cashequivalents	(64.0)	0.7	40.1	—	(23.2)
Cash and cash equivalents - beginning of period	89.7	0.5	81.6	—	171.8
Cash and cash equivalents - end of period	$25.7	$1.2	$121.7	$—	$148.6

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on what management believes to be reasonable assumptions.  The words or phrases "will likely result," "should," "are expected to," "will continue," "is anticipated," "expect," "estimate," "project" or similar expressions are among those which identify forward-looking statements.  Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: the possibility that the transaction with Ashland Inc. (“Ashland”) may not be completed, including as a result of failure to obtain the approval of the Company’s stockholders, the possibility that financing may not be available to Ashland on the terms committed; and other risks that are described in filings made by Ashland and the Company with the Securities and Exchange Commission (“SEC”) in connection with the proposed transaction, the ability to generate cash, changes resulting from ongoing reviews of tax liabilities, ability to raise capital, ability to refinance, ability to execute productivity improvements and reduce costs, ability to improve margins, the success of outsourcing initiatives, ability to identify, execute and integrate acquisitions, ability to execute divestitures, ability to complete transactions, ability to increase prices, business climate, business performance, changes in tax laws or regulations and related liabilities, changes in tax rates, economic and competitive uncertainties, higher raw material, manufacturing, freight and utility costs, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, risks in developing new market opportunities or expanding capacity, environmental and safety regulations and clean-up costs, the impact of adverse events relating to the operation of the Company's facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions), foreign exchange rates, asset dispositions, the impact of changes in the value of pension fund assets and liabilities, changes in generally accepted accounting principles, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, the financial capacity of settling insurers, the impact of increased accruals and reserves for such exposures, the outcome of litigation and appeals, and adverse changes in economic and political climates around the world, including terrorist activities, international hostilities and potential natural disasters.  Accordingly, there can be no assurance that the Company will meet future results, performance or achievement expressed or implied by such forward-looking statements, reactivate stock repurchases or continue the payment of dividends.  As appropriate, additional factors are contained in reports filed by the Company with the SEC.  This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change, and which the Company does not intend to update.

ADDITIONAL INFORMATION

In connection with the proposed transaction, Ashland and the Company have filed documents with the SEC, including a registration statement on Form S-4 filed by Ashland on September 29, 2008, and a related definitive proxy statement/prospectus filed by the Company on October 3, 2008 and mailed to investors and security holders on or about October 6, 2008.  Investors and security holders are urged to read the registration statement on Form S-4 and the related definitive proxy statement/prospectus about the proposed transaction.  Investors and security holders may obtain free copies of these documents and other documents filed with the SEC by contacting Ashland Investor Relations at (859) 815-4454 or Hercules Investor Relations at (302) 594-7151.  Investors and security holders may also obtain free copies of the documents filed with the SEC on Ashland’s Investor Relations website at www.ashland.com/investors or the Company’s website at www.herc.com or the SEC’s website at www.sec.gov.

The Company and its directors and executive officers are deemed participants in the solicitation of proxies from the stockholders of the Company in connection with the proposed transaction.  Information regarding the special interests of these directors and executive officers in the proposed transaction has been included in the proxy statement/prospectus described above.  Additional information regarding the directors and executive officers of the Company is also included in the Company’s proxy statement for its 2008 Annual Meeting of Stockholders, which was filed with the SEC on March 19, 2008.  These documents are available free of charge at the SEC’s web site at www.sec.gov and from Investor Relations at Ashland and the Company as described above.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto.  All references to individual Notes refer to Notes to the Consolidated Financial Statements. Within the following discussion, unless otherwise stated, “quarter” and “nine-month period” refer to the third quarter of 2008 and the nine months ended September 30, 2008.  All comparisons are with the corresponding period in the previous year, unless otherwise stated. All dollar amount references and tables are in millions.

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

More than 50% of the Company’s revenues are generated outside of North America.  Net sales by region expressed as a percentage of total net sales for the three and nine months ended September 30, 2008 and 2007 were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
North America	45%	47%	46%	47%
Europe	34%	35%	36%	36%
Asia Pacific	13%	12%	12%	11%
Latin America	8%	6%	6%	6%
Consolidated	100%	100%	100%	100%

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

Net sales for the three and nine months ended September 30, 2008 and 2007 as a percent of total net sales, by segment, were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Paper Technologies and Ventures	52%	53%	52%	54%
Aqualon Group	48%	47%	48%	46%
Consolidated	100%	100%	100%	100%

Key Developments

The following financial reporting developments had an impact on the Company’s results of operations and financial position as well as the overall presentation of financial information:  (1) the entry into a definitive merger agreement with Ashland Inc., (2) change in method of accounting for qualified U.S. and U.K. defined-benefit pension plans (3) the acquisition of Logos Quimica Ltda., (4) settlement of the Vertac response cost matter and (5) the adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  A discussion of these developments is provided as follows.

Entry into a Definitive Merger Agreement with Ashland Inc.

On July 11, 2008, the Company announced that it had entered into a definitive merger agreement (the “Agreement”) with Ashland under which Ashland would acquire all of the outstanding shares of the Company for $18.60 in cash and 0.093 of a share of Ashland common stock for each share of the Company’s common stock.  The merger is conditioned upon, among other things, the approval of the Company’s stockholders, the receipt of regulatory approvals and other closing conditions.  Necessary  regulatory approvals required for the transaction to close have been received from both domestic and international authorities.  Assuming the satisfaction of the remaining conditions, the transaction is expected to close during November of 2008.  Additional information is provided in Note 18 to the Consolidated Financial Statements, the definitive proxy statement/prospectus filed by the Company with the SEC on October 3, 2008 and in a registration statement on Form S-4 filed by Ashland with the SEC.

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

Acquisition of Logos Quimica Ltda.

At the end of the second quarter of 2008, the Company acquired Logos Quimica Ltda. (“Logos Quimica”), a Brazil-based specialty chemicals company.  The total transaction value is approximately 34 million Brazilian Reais or $21.3 million. A total of 31.5 million Reais or $18.1 million has been paid through the end of the third quarter.  The pulp products business of Logos Quimica is being integrated into the Ventures component of PTV and the remaining small portion of Logos Quimica is being integrated into the Aqualon segment to market products into the coatings industry.  Additional information is provided in Note 3 to the Consolidated Financial Statements.

Settlement of Vertac Response Cost Matter.

The Company reached an agreement with the U.S. Government with respect to response costs associated with the Vertac site for $14.5 million (see Note 8 to the Consolidated Financial Statements).

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

Critical Accounting Estimates

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as well as a Current Report on Form 8-K filed on July 30, 2008 for a complete description of the Company’s critical accounting estimates.  However, the following development is discussed below with respect to its applicability during the three and nine months ended September 30, 2008 and future periods.

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

Results of Operations – Consolidated Review

A comparative analysis, by line item, of the Statement of Operations is provided as follows for the three and nine months ended September 30, 2008 and 2007:

	Three Months			Nine Months
	2008	2007	Change	2008	2007	Change
Net sales	$605.8	$544.2	$61.6	$1,776.7	$1,595.5	$181.2

Net sales for the three months ended September 30, 2008 increased 11% from the prior year period primarily as a result of higher volume of $8.0 million, or 1%, higher pricing of $26.4 million, or 5%, and $27.4 million, or 5%, related to higher rates of exchange (“ROE”).  These increases were partially offset by an unfavorable mix of $0.2 million, or less than 1%.  The Company increased sales in all of its business units reflecting overall volume growth, particularly in higher-growth markets, pricing growth to continue efforts to recover higher raw material, transportation and utility costs and the incremental impact of PTV’s recent acquisition in Latin America.  In addition, the sales growth reflects continued development and introduction of new products as well as increased utilization of expanded production capacity, particularly in the Aqualon segment.  The ROE impact is primarily attributable to the stronger  Euro versus the U.S. Dollar (“USD”).  The average Euro/USD exchange rate was approximately 13% higher during the 2008 period.  The unfavorable mix is primarily attributable to both product and regional mix, primarily in the Paper Technologies business within PTV and the Coatings business within Aqualon.

Net sales for the nine months ended September 30, 2008 also increased 11% from the prior year period primarily as a result of higher volume of $59.9 million, or 4%, higher pricing of $48.8 million, or 3%, and $91.9 million, or 5%, related to higher ROE.  These increases were partially offset by an unfavorable mix of $19.4 million, or 1%.  The overall sales variances for the nine month period are generally consistent with those for the three month period.

The table below reflects Net sales per region and the percentage change from the prior year period as well as the percentage change excluding the impact of ROE:

	Three Months Ended September 30,			% Change Excluding
Regions	2008	2007	% Change	ROE
North America	$273.1	$257.1	6%	5%
Europe	208.3	190.2	9%	(6)%
Asia Pacific	78.2	63.2	24%	19%
Latin America	46.2	33.7	37%	31%
All regions	$605.8	$544.2	11%	4%

	Nine Months Ended September 30,			% Change Excluding
Regions	2008	2007	% Change	ROE
North America	$807.6	$757.1	7%	6%
Europe	640.8	568.4	13%	(2)%
Asia Pacific	213.3	179.9	19%	16%
Latin America	115.0	90.1	28%	20%
All regions	$1,776.7	$1,595.5	11%	5%

On a consolidated basis, Net sales increased in all regions of the world during the three and nine months ended September 30, 2008.  Excluding the impact of foreign currency fluctuations for both comparative periods, PTV’s sales increased in all regions with the exception of Europe for both the three and nine month periods while Aqualon experienced a decline in Europe during the three month period.  Declines in the European regions continue to reflect challenging market conditions.  However, PTV’s sales growth in the Latin American region more than offset these declines.

	Three Months			Nine Months
	2008	2007	Change	2008	2007	Change
Cost of sales	$421.3	$358.0	$63.3	$1,215.8	$1,040.2	$175.6
As a % of sales	70%	66%		68%	65%

Cost of sales increased 18% and 17%, respectively, during the three and nine months ended September 30, 2008 from the prior year periods.  In addition to the impact of higher volume and ROE, raw material, transportation and utility costs increased by $34.7 million and $74.8 million during the 2008 three and nine month periods, respectively.

During the nine month period in 2008, the Company incurred higher fixed manufacturing costs primarily reflecting those costs associated with plant repair and maintenance shut-downs.  In addition, the incremental costs associated with restoring the Hercules Tianpu methylcellulose (“MC”) facility back to normal operating capacity, subsequent to the incident in the first quarter of 2008, are also reflected.  These costs were partially offset by higher fixed cost absorption attributable to Aqualon as production continued at or near capacity for a number of products.  In addition, higher transportation costs incurred by Aqualon were substantially offset by lower costs realized by PTV.  Raw material, transportation and utility costs in the aggregate are expected to exceed prior year levels by approximately $110 million for the full year 2008 due to significant increases in feedstock costs as well as global demand and supply dynamics.  The Company expects that announced and additional price increases will offset a majority of these anticipated additional costs.  Through the third quarter of 2008, PTV and Aqualon have recovered approximately 63% and 67%, respectively, of these cost increases through higher pricing.  In addition to pricing, the Company continues to implement actions to mitigate raw material cost increases including pursuing product substitutions, improving yields and efficiencies and implementing energy conservation programs.

	Three Months			Nine Months
	2008	2007	Change	2008	2007	Change
Selling, general and administrative expenses	$93.5	$84.1	$9.4	$286.7	$252.3	$34.4
As a % of sales	15%	16%		16%	16%

Selling, general and administrative expenses (“SG&A”) increased 11% and 14% during the three and nine months ended September 30, 2008, respectively, over the prior year periods.  In addition to the impact of higher average ROE, the increases reflect inflationary increases in personnel costs including those associated with Logos Quimica acquisition, expanded marketing, technology and other functions primarily to support growth of both Aqualon and PTV and their expanding presence in higher-growth markets.  The increases also reflect higher net periodic pension cost attributable to lower expected returns on plan assets during the 2008 periods.  The higher pension expense is directly attributable to the significant change in investment strategy with respect to the plan assets for the qualified U.S. and U.K. defined-benefit plans (see Note 6 to the Consolidated Financial Statements).

	Three Months			Nine Months
	2008	2007	Change	2008	2007	Change
Research and development	$10.9	$11.0	$(0.1)	$33.4	$32.4	$1.0
As a % of sales	2%	2%		2%	2%

Research and development charges for the three and nine months ended September 30, 2008 decreased 1% and increased 3%, respectively, when compared to the prior year periods.  The variances reflect higher spending in both PTV and Aqualon including higher ROE and employee staffing and related costs supporting new product development and product line enhancements.  The slight decrease during the three month period reflects lower centralized research and development spending as the organization has become more streamlined and industry/segment-focused.

	Three Months			Nine Months
	2008	2007	Change	2008	2007	Change
Intangible asset amortization	$2.7	$2.4	$0.3	$8.0	$6.1	$1.9

Intangible asset amortization increased during the three and nine months ended September 30, 2008, respectively, as compared to the prior year periods primarily as a result of amortization associated with intangible assets recognized in connection with the formation of the H2H technology joint venture and the specialty surfactants acquisition during the second half of 2007.  Amortization is expected to be $10.3 million during 2008.

	Three Months			Nine Months
	2008	2007	Change	2008	2007	Change
Other operating expense, net	$14.3	$5.4	$8.9	$27.1	$26.1	$1.0

Other operating expense, net for the three and nine months ended September 30, 2008, respectively, includes $2.2 million and $10.2 million of severance, restructuring and other exit costs, as well as $1.3 million and $6.6 million of accelerated depreciation and amortization and impairment charges attributable to the Company’s continued execution on its restructuring programs, primarily the Business Infrastructure Project and the ancillary information technology platform upgrade project (see Note 11 to the Consolidated Financial Statements).  These charges include a $1.1 million impairment charge related to the Company’s former research facility in Jacksonville, Florida that is currently held for sale.  In connection with the pending transaction with Ashland, the Company incurred $10.4 million of transaction costs including legal and professional fees, during the three months ended September 30, 2008.  In addition, the Company incurred $0.7 million and $3.5 million, respectively, in dismantlement, asset retirement and environmental and other costs during the three and nine month periods of 2008.  These items were partially offset during the three month period in 2008 by a $0.3 million gain on the sale of assets.  These gains, as well as the recurring recognition of deferred gains attributable to the sale and leaseback of the Company’s administrative facility in Rijswijk, The Netherlands, are also reflected during the nine month period in the amount of $0.7 million.  Also reflected during the nine month period is a $2.9 million gain on the sale of a parcel of surplus property at the Parlin, New Jersey manufacturing site.

Other operating expense, net for the three and nine months ended September 30, 2007, respectively, reflects $7.8 million and $22.6 million of severance, restructuring and other exit costs, as well as $3.5 million and $10.9 million of accelerated depreciation and amortization charges primarily attributable to the Business Infrastructure Project and the ancillary information technology platform upgrade project.  In addition, the Company incurred $1.7 million and $4.4 million in dismantlement, asset retirement and environmental and other costs during the three and nine month periods in 2007, respectively.  Partially offsetting these charges during the 2007 three month period were realized gains on asset dispositions including $7.4 million attributable to certain PTV intellectual property and $0.5 million attributable to the sale of the Company’s former research facility in Barneveld, The Netherlands, net of losses of $0.3 million attributable to other fixed assets.  The nine month period in 2007 reflects these items as well as a gain of $4.1 million attributable to the sale of the Company’s former manufacturing facility in Pendlebury, United Kingdom and $0.2 million of legal recoveries related to a domestic product anti-dumping suit against certain competitors.

	Three Months			Nine Months
	2008	2007	Change	2008	2007	Change
Interest and debt expense	$18.6	$17.0	$1.6	$53.6	$52.0	$1.6

Interest and debt expense for the three and nine months ended September 30, 2008 increased 9% and 3% from the comparable 2007 periods, respectively, due to $4.7 million and $14.0 million expenses resulting from decreasing LIBOR-based rates compared to increasing EURIBOR-based rates on the cross-currency interest rate swaps as well as $0.5 million and $1.4 million attributable to higher local borrowings related to the financing of expansion projects in China.  These items were partially offset by lower interest expense of $4.2 million and $14.4 million during the three and nine month periods, respectively, on the Company’s fixed and variable rate debt primarily due to substantial debt repayments made during the second half of 2007.  Also reflected is the impact of lower capitalized interest, as certain large construction projects have been completed, and higher credit facility fees and related expenses during the 2008 periods.

	Three Months			Nine Months
	2008	2007	Change	2008	2007	Change
Vertac response costs and litigation charges	$(6.0)	$1.0	$(7.0)	$(5.5)	$20.0	$(25.5)

Vertac-related costs decreased during the three and nine months ended September 30, 2008, respectively, primarily reflecting  the settlement with the U.S. Government on the claim for additional response costs incurred after June 1, 1998 at the Vertac site (see Note 8 to the Consolidated Financial Statements).  The 2007 periods reflect the charge incurred to initially recognize the obligation for the additional response costs.  The outstanding balance of the accrued obligation for response costs plus interest was $14.5 million as of September 30, 2008 and $19.8 million as of September 30, 2007.

	Three Months			Nine Months
	2008	2007	Change	2008	2007	Change
Other expense, net	$6.1	$3.9	$2.2	$21.4	$22.9	$(1.5)

Other expense, net for the three and nine months ended September 30, 2008, respectively, reflects $2.3 million and $7.3 million in legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos insurance trusts, $0.2 million and $2.0 million for legal expenses attributable to previously divested businesses, $2.6 million and $11.5 million for asset retirement and environmental-related charges for sites associated with former businesses and other miscellaneous expense of $1.0 million and $0.6 million.  The environmental-related charge for the nine month period includes $3.6 million attributable to a revision of estimated remediation costs for an inactive portion of the Company’s Brunswick, Georgia manufacturing facility associated with a previously divested business.

Other expense, net for the three and nine months ended September 30, 2007, respectively, reflects $2.3 million and $6.6 million in legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos insurance trust, $0.7 million and $15.2 million for legal expenses attributable to previously divested businesses, and $1.6 million and $4.5 million for asset retirement and environmental-related charges for sites associated with former businesses.  Included in the legal expenses for the nine month period is $13.0 million attributable to a settlement with the U.S. Navy in connection with environmental issues at the Alleghany Ballistics Laboratory site.  The three and nine month periods reflect a loss of $2.8 million attributable to a dilution of ownership in FiberVisions offset by $0.3 million of credits related to the original disposition transaction in 2006 during the 2007 nine month period.  The three month period also reflects gains on the disposition of properties in New Jersey and California for a combined $2.5 million.  The nine month period reflects these gains as well as $0.4 million attributable to the Company’s disposition of its equity interest in Abieta Chemie GmbH.  In addition, the Company realized interest income, net of exchange losses and other miscellaneous charges of $1.0 million and $3.0 million during the three and nine month periods.

	Three Months			Nine Months
	2008	2007	Change	2008	2007	Change
Provision (benefit) for income taxes	$6.4	$14.9	$(8.5)	$30.5	$(26.1)	$56.6
Effective tax (benefit) rate	14%	24%		22%	(18%)

For the three and nine months ended September 30, 2008, the Company recognized pretax income of $44.4 million and $136.2 million and tax expense of $6.4 million and $30.5 million, respectively.  The full year effective tax rate for 2008 is estimated to be 24%.  During the three month period in 2008, the Company reached final settlement with the Internal Revenue Service (“IRS”) for the remaining items for the 1996 through 1998 and 1999 through 2001 audit cycles, and recorded an additional tax benefit of $2.7 million plus related after-tax interest of $1.1 million.

The Company recognized pretax income of $61.4 million and $143.5 million and tax expense (benefits) of $14.9 million and $(26.1) million for the three and nine months ended September 30, 2007, respectively, primarily reflecting a $47.3 million benefit relating to the final resolution of IRS audits for the years 1993 through 2003.

	Three Months			Nine months
	2008	2007	Change	2008	2007	Change
Minority interests in loss (earnings) of consolidated subsidiaries	$—	$0.3	$(0.3)	$0.9	$(0.7)	$1.6

The three and nine months ended September 30, 2008, reflect amounts attributable to the noncontrolling partners’ interests in losses incurred by the H2H technology joint venture offset by those attributable to income realized by Hercules Tianpu.  The three months ended September 30, 2007 reflect the noncontrolling partners’ interests in the losses of the H2H technology joint venture in excess of those attributable to the earnings of Hercules Tianpu while the nine month period in 2007 reflects the opposite conditions.

	Three Months			Nine Months
	2008	2007	Change	2008	2007	Change
Equity income of affiliated companies, net of tax	$1.6	$1.0	$0.6	$0.5	$0.5	$—

Equity income during the 2008 and 2007 periods is primarily attributable to earnings from the Company’s investment in Pakistan Gum Industries (49%-owned by Hercules) partially offset by losses incurred by FiberVisions, in which the Company currently maintains a 34.5% ownership interest.

	Three Months			Nine Months
	2008	2007	Change	2008	2007	Change
Income (loss) from discontinued operations, net of tax	$(0.1)	$1.0	$(1.1)	$25.8	$1.0	$24.8

The nine month period ended September 30, 2008 reflects income from discontinued operations of $25.9 million, net of taxes related to the reversal of a $40 million indemnification obligation attributable to income tax matters that the Company established in 1997 upon the sale of its investment in a joint venture in the former Food and Functional products segment.  The buyer has concluded certain income tax issues with the IRS thereby eliminating the necessity for maintaining the indemnity obligation.  Partially offsetting this item is the true-up of certain state income tax reserves initially established in connection with the disposition of the BetzDearborn Water Treatment business, which was classified as a discontinued operation effective in 2001.

Results of Operations – Segment Review

The tables below reflect Net sales and Profit from operations for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007.

	Three Months Ended September 30,
	2008	2007	Change	% Change
Net sales:
Paper Technologies and Ventures
Paper Technologies	$240.6	$225.9	$14.7	7%
Ventures	76.3	61.3	15.0	24%
	316.9	287.2	29.7	10%
Aqualon Group
Coatings & Construction	141.9	128.5	13.4	10%
Regulated	71.5	58.0	13.5	23%
Energy & Specialties	75.5	70.5	5.0	7%
	288.9	257.0	31.9	12%
	$605.8	$544.2	$61.6	11%

Profit from operations:
Paper Technologies and Ventures	$23.0	$40.2	$(17.2)	(43	) %
Aqualon Group	57.4	55.7	1.7	3%
Corporate Items	(17.3)	(12.6)	(4.7)	(37	) %
Consolidated	$63.1	$83.3	$(20.2)	(24	) %

	Nine Months Ended September 30,
	2008	2007	Change	% Change
Net sales:
Paper Technologies and Ventures
Paper Technologies	$701.2	$674.7	$26.5	4%
Ventures	228.6	184.0	44.6	24%
	929.8	858.7	71.1	8%
Aqualon Group
Coatings & Construction	414.8	358.7	56.1	16%
Regulated	214.6	182.1	32.5	18%
Energy & Specialties	217.5	196.0	21.5	11%
	846.9	736.8	110.1	15%
	$1,776.7	$1,595.5	$181.2	11%

Profit from operations:
Paper Technologies and Ventures	$76.6	$105.6	$(29.0)	(27	) %
Aqualon Group	162.0	170.5	(8.5)	(5	) %
Corporate Items	(32.9)	(37.7)	4.8	13%
Consolidated	$205.7	$238.4	$(32.7)	(14	) %

Paper Technologies and Ventures

Three Months Ended September 30, 2008 compared to 2007
	Net Sales Percentage Increase (Decrease) from 2007 Due To:
	Volume	Mix	Price	Rates of Exchange	Total
Paper Technologies	1%	(3)%	3%	6%	7%
Ventures	5%	7%	8%	4%	24%
	2%	(2)%	4%	6%	10%

Nine Months Ended September 30, 2008 compared to 2007
	Net Sales Percentage Increase (Decrease) from 2007 Due To:
	Volume	Mix	Price	Rates of Exchange	Total
Paper Technologies	(2)%	(2)%	1%	7%	4%
Ventures	6%	7%	7%	4%	24%
	—	(1)%	3%	6%	8%

PTV’s overall sales reflect improvement resulting from continued expansion in fast growing markets and continued success with new product introductions as well as the beneficial impact of various currencies strengthening against the USD.  Higher sales in the Ventures businesses contributed over 50% and 60% of the sales growth for the three and nine month periods in 2008, respectively, over 2007 levels.  Sales of products introduced during the past five years increased 36% over the prior year period.  Overall, sales of recently introduced products continue to support revenue growth in overcoming lower sales in mature product lines.

Paper Technologies Sales

Paper Technologies’ sales increased 7% during the three months ended September 30, 2008 primarily due to 1% higher volume, 6% favorable ROE and 3% increased price partially offset by 3% unfavorable mix.  Volume was higher in both Latin America and Asia, while North America was relatively flat and Europe was lower as compared to the prior year period.  The increase in both Latin America and Asia was primarily due to growth in sales of functional chemicals. Both North American and European volume reflected lower sales of strength products.  Price increases were achieved in all regions, with the largest contribution in the Americas.  The favorable ROE primarily reflects the strength of the Euro against the USD.  Sales in fast growing markets increased by 37% as compared to the prior year, including strong growth in Brazil, Chile, Indonesia, Russia and Mediterranean, Red Sea and Persian Gulf countries.

Paper Technologies’ sales increased 4% during the nine months ended September 30, 2008 primarily due to 7% higher ROE, 1% higher average pricing partially offset by 2% lower volume and 2% unfavorable product mix.  Higher pricing was achieved in the Americas, while Europe remained flat and Asia was lower as compared to the prior year.  The Company continues to experience competitive pressure in its mature product lines, especially functional chemicals in Europe.  Volume was lower in the aggregate in all regions, however strong growth was achieved in several fast growing markets as noted for the three month period.  The unfavorable product mix in the Americas and Europe exceeded the favorable impact in Asia, however, the Company continues to pursue strategies for higher growth in its process chemicals over its more mature functional chemical product lines, especially in the Asian marketplace.

Ventures Sales

Sales in most Venture businesses increased during the three months ended September 30, 2008 as compared to the prior year period.  Strong growth was achieved in the Lubricants, Water Management and Pulping chemicals businesses with increases over the prior year period of 86%, 17% and 15%, respectively.  The increase in Pulping chemicals sales was favorably impacted by the acquisition of the Logos Quimica business which provided $2.3 million of sales during the quarter. Building and Converted products sales grew modestly at 6% while Tolled products sales declined 11%. Pricing was favorable in most Venture businesses and particularly strong in the Lubricants business.

Sales in each of the Venture businesses increased during the nine months ended September 30, 2008 as compared to the prior year period with increased pricing achieved in most of these businesses, particularly Lubricants.  The Logos Quimica acquisition also favorably impacted the nine month period.  The Lubricants business has benefited from the utilization of recently expanded capacity at its Louisiana, Missouri manufacturing facility and price increases associated with the pass-through of increasing raw material costs.  Building and Converted Products continues to grow in additional applications and customer acceptance.  Pulp chemicals growth reflects an improved product mix and higher selling prices.

PTV 2008 Profitability
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
2007 Profit from operations		$40.2		$105.6
Changes due to:
Volume	2.4		1.9
Regional and product mix	(3.8)		(6.3)
Price	12.2		22.2
Raw material, transportation and utility costs	(19.0)		(35.2)
All other manufacturing costs	(2.8)		(2.9)
ROE	1.8		7.2
SG&A and other expenses	4.4		9.8
Sale of intellectual property	(7.4)		(7.4)
Restructuring, severance and other exit costs, accelerated depreciation and other charges	0.6		(1.5)
Impact of change in accounting method for pensions	(5.6)		(16.8)
Net change		(17.2)		(29.0)
2008 Profit from operations		$23.0		$76.6

Profit from operations declined 43% and 27% during the three and nine months ended September 30, 2008, respectively, as compared to the prior year periods.  Excluding the impact of the change in accounting method for pension costs (see Note 6 to the Consolidated Financial Statements), Profit from operations declined $11.6 million, or 34%, for the three month period and $12.2 million, or 14%, for the nine month period as compared to the 2007 periods.  The adjusted decline during the three month period was primarily due to significant increases in raw material and utility costs and unfavorable regional and product mix, primarily in the Paper Technologies markets, and higher SG&A expenses, including those attributable to the Logos Quimica acquisition.  These items were partially offset by increased selling prices, higher volume and associated contribution margins, favorable ROE, and lower restructuring charges.  The adjusted decline in profitability during the nine month period reflects higher raw material and utility costs, unfavorable regional and product mix and higher restructuring charges partially offset by increased selling prices, higher volume and associated contribution margins, favorable ROE and lower support charges.  The adjusted decline for both periods during 2008 was impacted by the sale of certain intellectual property during the 2007 three and nine month periods.

Higher raw material costs of $18.7 million and $35.0 million for the three and nine month periods of 2008, respectively, broadly reflect higher prices for most inputs, but most significantly for methanol, stearic acid, gum rosins and phosphorus trichloride.  Transportation costs have decreased during the three and nine month periods in 2008 primarily as a result of a shift in the mix of products shipped with a higher solids content as well as a trend towards customers arranging for their own product transportation requirements.  The recovery of cost increases was down slightly on a sequential basis to 64% for the three month period ended September 30, 2008 as compared to 69% in the second quarter of 2008.  For the 2008 nine month period, the recovery of costs was approximately 63%.

PTV Outlook

Paper Technologies anticipates continuing its successful new product launch process and improving its sales mix while strategically managing its price/volume dynamics and maximizing productivity to better serve customers and increase profitability.  Additionally, PTV will continue to evaluate its cost to service its customers and markets to optimize its structure to better compete within the changing market dynamics of the regions in which it conducts business.

The Ventures businesses will continue to pursue potential acquisitions designed to accelerate growth in selected regions and end-markets.  The recent acquisition of Logos Quimica Ltda. should better position the Company to participate in the anticipated growth in the Latin American pulp markets.

In addition, PTV expects to continue its penetration of fast growing markets in Latin America and Eastern and Central Europe.  However, PTV also faces significant raw material, transportation and utility cost challenges.  These conditions are expected to continue through the remainder of 2008 resulting in cost increases in excess of $50 million over the year 2007.  PTV remains committed to maximizing its recovery of these costs through pricing while balancing its competitive position.

Aqualon Group

Three Months Ended 2008 compared to 2007
	Net Sales Percentage Increase (Decrease) from 2007 Due To:
	Volume	Mix	Price	Rates of Exchange	Total
Coatings & Construction	2%	(3)%	5%	6%	10%
Regulated	11%	2%	6%	4%	23%
Energy & Specialties	(5)%	4%	5%	3%	7%
	1%	1%	6%	4%	12%

Nine months Ended 2008 compared to 2007
	Net Sales Percentage Increase (Decrease) from 2007 Due To:
	Volume	Mix	Price	Rates of Exchange	Total
Coatings & Construction	10%	(5)%	4%	7%	16%
Regulated	6%	4%	3%	5%	18%
Energy & Specialties	8%	(4)%	4%	3%	11%
	7%	(1)%	4%	5%	15%

Sales increased in all of Aqualon’s business units during the three months ended September 30, 2008 as compared to the 2007 period.  In the aggregate, the sales increase was driven by higher volume, higher average selling prices, favorable ROE, primarily as a result of the Euro, and slightly favorable product mix.

Sales increased in all of Aqualon’s business units during the nine months ended September 30, 2008 as compared to the 2007 period.  In the aggregate, the sales increase was driven by higher volume including the impact of the specialty surfactants acquisition in 2007, higher average selling prices, and favorable ROE, primarily as a result of the Euro, partially offset by unfavorable product and regional mix.

Coatings and Construction Sales

Sales into the Coatings markets increased 14% during the three months ended September 30, 2008 as compared to the 2007 period.  All major regions of the world had increased sales, due in part to increased pricing. ROE remained favorable in Europe and Asia while volume growth continued to be strong in Asia, primarily China.  Volume in North America also improved primarily due to increased sales of specialty surfactants. Both Europe’s and Latin America’s sales volume was essentially flat with the prior year period. Sales of specialty surfactants have continued to improve when compared to the prior year for every quarter since the acquisition was completed in July of 2007.  In addition, sales of specialty surfactants continue to grow outside of traditional North American markets capitalizing on Aqualon’s global sales channel for Coatings.

Sales into Construction markets increased 7% during the three months ended September 30, 2008 as compared to the 2007 period.  Strong growth was achieved in the Middle East and Africa.  Modest sales growth was achieved in the Asia Pacific region and Europe, whereas sales in North and Latin America declined primarily due to continued weakness in the housing markets.  Price increases were achieved in most regions and product families.

Sales into the Coatings and Construction markets increased 18% and 14%, respectively, for the nine months ended September 30, 2008 as compared to the same period in 2007.  Volume growth continued to be strong in China, the Middle East, Africa and Europe, reflecting similar conditions noted throughout the year.

Regulated Industries Sales

Regulated Industries’ sales increased 23% during the three months ended September 30, 2008 as compared to the 2007 period.  Sales growth was achieved in all of the regulated industry groups as follows: pharmaceuticals increased 41%, personal care increased 14% and food increased 23%.  The sales growth was attributable to all major regions of the world with the exception of Latin America which was modestly lower.  Price increases were achieved in all regions and most product families.  Sales of the AquariusTM film coating line for the pharmaceutical industry have continued to grow since the product launch in mid-2007.

Regulated Industries’ sales increased 18% during the nine months ended September 30, 2008 as compared to the 2007 period.  Sales growth was achieved in all of the regulated industry groups as follows:  pharmaceuticals increased 35%, personal care increased 15% and food increased 13%.  The sales growth was attributable to all major regions of the world.

Energy and Specialties Sales

Energy and Specialties’ sales increased 7% during the three months ended September 30, 2008 as compared to the 2007 period.  Energy sales increased 16% and Specialties increased 1%.  The sales growth was attributable to most regions of the world, with the exception of the Asia Pacific region which was essentially flat. Improved product pricing was achieved across most product families.  Increased sales of higher-priced oilfield products improved the product mix from the prior year period.

Energy and Specialties’ sales increased 11% during the nine months ended September 30, 2008 as compared to the 2007 period.  Energy sales increased 16% and Specialties increased 3%.  The sales growth was attributable to most regions of the world and improved product pricing was achieved across all product families.  Product mix was unfavorable in both businesses.

Aqualon 2008 Profitability
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
2007 Profit from operations		$55.7		$170.5
Changes due to:
Volume	0.8		22.3
Regional and product mix	0.8		(19.1)
Price	14.2		26.6
Raw material, transportation and utility costs	(15.7)		(39.6)
All other manufacturing costs	1.8		7.5
ROE	(0.5)		0.7
SG&A and other expenses	2.8		5.1
Restructuring, severance and other exit costs, accelerated depreciation and other charges	2.3		2.3
Impact of change in accounting method for pensions	(4.8)		(14.3)
Net change		1.7		(8.5)
2008 Profit from operations		$57.4		$162.0

Profit from operations improved 3% during the three month period ended September 30, 2008 and declined 5% during the nine month period ended September 30, 2008 as compared to the prior year periods.  Excluding the impact of the change in accounting method for pension costs (see Note 6 to the Consolidated Financial Statements), Profit from operations improved by 13% and 4% during the three and nine month periods in 2008.  The adjusted profitability during the three month period was attributable to higher volume and the associated contribution margin, improved product mix, increased selling prices, lower corporate allocated costs and lower restructuring charges offset by higher raw material, transportation and utility costs as well as slightly unfavorable ROE due to regional supply chain dynamics.  The adjusted profitability for the nine month period is attributable to higher volume and the associated contribution margin, increased selling prices, favorable ROE and lower corporate allocations and restructuring charges.  These were offset by higher raw material, transportation and utility costs and an unfavorable product and regional mix.

Higher raw material costs of $9.7 million and $25.7 million for the three and nine month periods, respectively, are primarily attributable to two of Aqualon’s most significant inputs including cotton linters and ethylene oxide (“EO”).  Cotton linter prices are higher as a result of global demand, primarily in China.  Increasing utility costs as well as the cost of most petroleum-based products and derivatives, including EO, reflect rising energy demand and supply dynamics including refining capacity.  Other key raw materials that have increased in cost include monochloroacetic acid and methyl chloride.  Transportation and utility costs increased $6.0 million and $13.9 million for the three and nine month periods, respectively, primarily reflecting higher energy-related costs.  The recovery of these costs increases through pricing continues to improve as 90% and 67% of costs increases were recovered during the three and nine month periods, respectively.

Aqualon Outlook

Aqualon expects growth in sales volume and profitability to moderate as utilization of capacity expansions offsets slower global macro economic conditions.  Conditions are expected to remain challenging in the North American coatings and construction markets in the short-term and costs for raw materials, transportation and utilities are expected to rise.  These costs are expected to be in excess of  $50 million higher than those in the year 2007.  Implementation of announced price increases is expected to mostly offset these increased costs.

Corporate Items

Corporate items include certain charges and credits that have not been allocated to the business segments.  The most significant of these items typically appear in Other operating expense, net, although portions are also reflected in Cost of sales and SG&A, respectively, depending upon the specific nature of the items.

The following table reflects the components of those unallocated Corporate items.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Severance, restructuring and other exit costs	$2.6	$4.8	$8.0	$18.5
Accelerated depreciation and amortization	1.2	3.6	6.6	10.7
Asset retirement and environmental charges	0.2	0.1	0.7	0.3
Gains (losses) on asset dispositions, net	(0.3)	0.1	(3.9)	(4.0)
Dismantlement costs	0.3	0.9	1.3	2.4
Ashland transaction costs	10.4	—	10.4	—
Other unallocated corporate costs	2.8	3.3	9.1	10.0
Other miscellaneous expense (income), net	0.1	(0.2)	0.7	(0.2)
	$17.3	$12.6	$32.9	$37.7

Severance, restructuring and other exit costs for the three and nine months ended September 30, 2008, primarily reflect amounts attributable to the Business Infrastructure Project which encompasses outsourcing and offshoring service arrangements for various functions.  As these functions are transferred to external service providers, the Company incurs severance costs for employees required to provide services during the transition periods as well as related exit costs and other implementation charges.  The restructuring costs are expected to continue into 2009.  Ancillary to the Business Infrastructure Project is an upgrade of the Company’s information technology platform, which has resulted in accelerated amortization of capitalized software development costs during the 2008 period.  The three and nine month periods reflect a $1.1 million impairment charge attributable to the Company’s former research facility in Jacksonville, Florida which is currently being marketed as an asset held for sale.  Corporate items also include asset retirement and environmental charges as well as dismantlement costs associated with inactive portions of certain manufacturing facilities.  In connection with the pending transaction with Ashland, the Company incurred $10.4 million of transaction costs including legal and professional fees, during the three months ended September 30, 2008.  All other unallocated and miscellaneous expenses were partially offset by a gain on the sale of a parcel of surplus property at the Parlin, New Jersey manufacturing facility as well as the recognition of deferred gains attributable to sale and leaseback of the Company’s administrative facility in Rijswijk, The Netherlands.

Corporate items for the three and nine months ended September 30, 2007 include severance, restructuring and other exit costs primarily attributable to the Business Infrastructure Project.  Corporate items also include accelerated depreciation and amortization primarily attributable to the amortization of capitalized software development costs associated with the aforementioned information technology upgrade.  Corporate items also include asset retirement and environmental charges as well as dismantlement costs associated with inactive portions of certain manufacturing facilities.

Liquidity and Capital Resources

Analysis of Cash Flows

	Nine Months Ended September 30,
Operating Activities	2008	2007
Net income, depreciation, amortization and other accruals and deferrals, net	$303.2	$317.7
Changes in working capital, net	(59.3)	(54.3)
	243.9	263.4
Other significant cash inflows (outflows):
Income tax payments net of refunds	(17.5)	189.3
Interest paid	(51.1)	(47.6)
Voluntary pension plan contributions	—	(37.1)
Other postretirement benefits payments, net	(17.5)	(18.0)
Restructuring, severance and other exit cost payments	(16.3)	(13.7)
ARO and environmental contingency payments, net of recoveries	(10.3)	(8.9)
Asbestos trust receipts, net of settlement payments	4.1	46.7
Settlement of Vertac litigation judgment	—	(124.5)
All other, net	(0.1)	(2.1)
Net cash provided by operating activities	$135.2	$247.5

Overall cash from operations decreased slightly during the 2008 period after excluding the impact of certain items that occurred during the 2007 period.  These include substantial tax refunds attributable to the settlement with the IRS for prior year issues and cash receipts from the Asbestos settlement trust, partially offset by the settlement of the Vertac litigation judgment and voluntary pension contributions to the U.S. and U.K. defined benefit plans.

	Nine Months Ended September 30,
Investing Activities	2008	2007
Capital expenditures	$74.3	$77.8
Acquisitions and investments, net	21.6	16.2
Proceeds from asset and investment dispositions and all other sources, net	(2.9)	(12.4)
Net cash used in investing activities	$93.0	$81.6

Capital expenditures during both periods primarily reflect Aqualon’s capacity expansion projects at its MC and carboxymethylcellulose manufacturing facilities in China.  The 2008 period also reflects capacity expansion and de-bottlenecking projects at Aqualon’s Doel, Belgium and Zwijndrecht, The Netherlands facilities, initial construction of a hydroxyethylcellulose (“HEC”) manufacturing facility in Nanjing, China, as well as the Company’s IT platform upgrade project.  The 2007 period reflects PTV’s synthetic lubricants expansion at its Louisiana, Missouri manufacturing facility.

The 2008 period reflects payments of $18.1 million in connection with the acquisition of Logos Quimica and a $2.0 million payment in settlement of a contingent consideration obligation associated with the 2007 acquisition of the Dexter specialty surfactants business.  The prior year period includes $10.3 million for the Dexter acquisition as well as $5.0 million for the formation of the Company’s H2H technology venture.  Earn-out payments of $2.0 million and $1.4 million to Benchmark Performance Group, Inc. (“BPG”) are also reflected for the 2008 and 2007 periods, respectively, based on the annual performance of the guar and guar derivatives business that was acquired by the Company from BPG during 2006.  These payments were partially offset by $0.5 million of loan repayments received from BPG during both periods.

These outflows were partially offset by the receipt of proceeds, net of transaction costs, from the disposition of various properties including a land parcel at the Company’s Parlin, New Jersey facility during 2008 and the Company’s former facilities in Pendlebury, United Kingdom, Barneveld, The Netherlands and certain real estate holdings in California and New Jersey during 2007.  Also included in the 2007 proceeds is $4.1 million, net of transaction costs, attributable to the disposition of the Company’s minority interest investment in Abieta Chemie GmbH.

	Nine Months Ended September 30,
Financing Activities	2008	2007
Long-term debt payments	$3.7	$192.1
Long-term debt proceeds and changes in short-term debt, net	(11.7)	(11.9)
Repurchase of common stock	38.1	22.8
Dividends paid	16.5	—
Proceeds from the exercise of stock options and all other sources, net	(3.1)	(8.2)
Net cash used in financing activities	$43.5	$194.8

Long-term debt payments for both periods primarily reflect payments on the Company’s Term B loan due 2010 including $3 million during the 2008 period and $108 million during the 2007 period.  The 2007 period also reflects the payment of $84.1 million in connection with bond holders’ exercise of a put option with respect to the 6.6% notes due 2027.  In addition, both periods reflect incremental local borrowings, primarily in China, to finance the construction and expansion projects in that region, partially offset by the repayment of certain debt instruments assumed in connection with the Logos Quimica acquisition.  During the 2008 period, the Company repurchased 1.7 million common shares for $29.9 million in connection with its authorized share repurchase program.  In addition, the Company paid $8.2 million during the 2008 period for share repurchases initiated at the end of 2007.  The 2008 period also reflects the payment of the dividends declared during the fourth quarter of 2007 and first two quarters of 2008.  Proceeds from the exercise of stock options were substantially lower during the 2008 period as there were fewer exercisable options outstanding during 2008 that were in-the-money.

Sources of Liquidity

The Company projects that cash flows from operations and other available financial resources discussed below will be sufficient to meet its investing and financing requirements and enable the Company to comply with the covenants and other terms of the Senior Credit Facility and the indenture governing its senior notes.

As of September 30, 2008, the Company had a $550 million Senior Credit Facility with a syndicate of banks.  Under the Senior Credit Facility, the Company has a $150 million revolving credit agreement, which permits certain additional borrowings.  As of September 30, 2008, $96.2 million of the $150.0 million Revolving Facility was available for use as the Company had $53.8 million of outstanding letters of credit associated with the Revolving Facility.  In addition, the Company had $38.8 million of foreign lines of credit available of which $22.5 million was unused and available.  The total amount of $16.3 million outstanding under these facilities is attributable to operations in the Asia Pacific region.

In connection with the comprehensive settlement of tax years 1993 through 2003, and the final adjustments associated with the 1996 through 2001 audit cycles. the Company anticipates the remaining expected federal and state income tax refunds and interest of approximately $24 million will be received during the fourth quarter of 2008.

With respect to its asbestos litigation obligations, the Company has restricted cash held in trust of $4.0 million available as of September 30, 2008 to fund asbestos-related settlements and defense costs (see Note 8 to the Consolidated Financial Statements).  As detailed further in the discussion of Commitments and Contractual Obligations that follows, this funding source is expected to be exhausted during 2008.  Upon occurrence of this event, the Company will be required to fund its asbestos obligations from its cash from operations and other available financial resources.

Assets held for sale are included in the caption “Other current assets” on the Consolidated Balance Sheets.  The carrying value of total assets held for sale was $7.6 million as of September 30, 2008 reflecting the Company’s former research facility in Jacksonville, Florida, the former manufacturing facility in Pandaan, Indonesia and the existing facility in Pilar, Argentina which is currently being leased to a tolling manufacturer.  These properties are currently being marketed and are expected to be disposed within the next twelve months for net sales prices in excess of their carrying values.

Financial Condition

Total debt as of September 30, 2008 was $810.4 million, which increased $14.4 million from $796.0 million as of December 31, 2007.  Cash balances increased slightly to $116.7 million as of September 30, 2008 from $116.5 million as of December 31, 2007.

When compared to year-end 2007 levels, Days Sales Outstanding (“DSO”) increased by 2 days to 63 days while Days Sales in Inventories (“DSI”) decreased by 3 days to 56 days.  Days Payable Outstanding (“DPO”) decreased by 2 days to 51 days.  As a result, the Company’s cash cycle time (DSO plus DSI less DPO) increased by 1 day to 68 days when compared to year-end 2007 levels.

Commitments and Contractual Obligations

Capital Expenditures and Other Investing Commitments

Capital expenditures are projected to total approximately $130 million during 2008.  Significant project commitments for 2008 include MC capacity expansions at the Doel, Belgium facility and the construction of an HEC facility in Nanjing, China.  In summary, approximately $75 million of the projected total is attributable to expansion and productivity projects while the remaining $55 million is attributable to maintenance and other corporate capital projects.

In connection with the guar and guar derivatives acquisition in 2006, Aqualon made an earn-out payment of $2.0 million during the first quarter of 2008 based on that business’ 2007 performance.  A similar obligation is in place through 2011 for approximately $1 million to $2 million annually contingent upon the achievement of certain performance metrics.

Pension Plan Funding

There were no voluntary contributions to the Company’s pension plans during the nine months ended September 30, 2008.  The Company expects to provide voluntary funding of up to $20 million for its U.S. qualified plan and approximately $8 million in required and voluntary contributions for all other international plans during the fourth quarter of 2008.

Funding for Litigation, Environmental and Asset Retirement Obligations

As of September 30, 2008, the Company has recorded $79.6 million for environmental and other asset retirement matters involving current and former operating sites, including those with identified asset retirement obligations as well as other locations where the Company may have a known liability (see Note 7 to the Consolidated Financial Statements).  The annual costs required for remediation and similar asset retirement activities are generally funded from operations as well as proceeds from the disposition of assets.  While such obligations are defined by legal, statutory or contractual provisions, the Company has a certain degree of discretion with respect to the timing and magnitude of cash expenditures within a given range of periods.  However, unfavorable developments regarding legal, regulatory or operating matters with respect to any existing sites as well as unknown exposures could have a material adverse effect on cash requirements for any annual, quarterly or other period.  In addition, the Company’s future commitment to certain actions, including modifications to its existing facilities or preparing sites for sale involving demolition and other related activities among others, could trigger the recognition of additional obligations.

Excluding any potential limitations imposed as a result of the pending transaction with Ashland and excluding amounts for the Vertac matter, the Company anticipates funding approximately $18 million, excluding recoveries,  towards these obligations during 2008.  The most significant of the total projected payments are attributable to the Company’s operating facility and related property in Parlin, New Jersey.  Obligations at this site include those attributable to existing Aqualon Natrosol® manufacturing operations as well as demolition and environmental remediation activities attributable to that portion of the facility that previously housed the Company’s former nitrocellulose manufacturing operations.  With regard to this portion of the site, the Company is proceeding with plans to dispose of 400 acres of excess land.

With respect to the Vertac matter, The Company has reached a settlement agreement in principle with the United States which should resolve the Government’s pending claim for approximately $14.5 million. (see Note 8 to the Consolidated Financial Statements).  At this time, the Company is unable to estimate the specific timing of the final settlement payment with respect to this matter.  This settlement agreement is subject to public comment and Court approval.  As of September 30, 2008, the Company has accrued $14.5 million representing its share of the United States’ claim plus cumulative interest.

Asbestos-Related Litigation

During 2008, the Company anticipates the total cash requirements for asbestos-related litigation matters to be approximately $35 million.  Of the total, approximately $26 million is projected for settlements and $9 million is projected for defense costs.  It is currently anticipated that all of the funds remaining in the trust will be distributed to the Company during 2008, thereby terminating the trust.  As a result, from and after the time that the trust is terminated, the Company will be required to fully fund its asbestos settlements and related defense costs and legal fees from its cash from operations and other available financial resources until such time, if any, that the reimbursement obligations pursuant to the Future Coverage Agreement, as defined in the 2007 Form 10-K, are triggered based on cumulative asbestos products litigation-related expenditures.  Depending upon the magnitude of future settlement and defense costs, substantial reimbursement pursuant to such agreement is not anticipated for at least several years, and once such reimbursement begins, it is anticipated that the levels of reimbursement will vary considerably over time.  See Note 8 to the Consolidated Financial Statements and Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Share Repurchase Program and Common Stock Dividend

During 2007, the Board of Directors of the Company authorized the repurchase of common stock and payments of cash dividends for a combined amount of up to $200 million during a two year period that will end in July of 2009.  Since the authorization, the Company has acquired a total of 4.5 million shares for $84.2 million and has paid quarterly cash dividends for a total of $22.2 million.  Accordingly, a total of $93.6 million remains available for additional share repurchases and cash dividends through the term of the authorization.  At this time, the Company has suspended share repurchases as a result of the pending merger with Ashland.

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

Foreign Exchange Rate Risk

The Company’s financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net asset position of $2.9 million at September 30, 2008.  The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from period-end levels, with all other variables held constant.  A 10% strengthening of the USD versus other currencies at September 30, 2008 would result in a $5.2 million decrease in the net position, while a 10% weakening of the dollar versus other currencies would result in a $4.4 million increase in the net position.

The Company also utilizes cross currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations.  At September 30, 2008, the net market value of the swaps was a liability of $117.4 million.  A 10% strengthening of the Euro versus the USD at September 30, 2008 would result in a $61.7 million increase in the liability, while a 10% weakening of the Euro versus the USD would result in a $61.7 million decrease in the liability.  Changes in the underlying interest rates would have an insignificant impact.

Interest Rate Risk

The Company's derivative and other financial instruments subject to interest rate risk consist substantially of debt instruments.  At September 30, 2008, the net market value of these combined instruments was a liability of $682.2 million.  The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their period end levels, with all other variables held constant.  A 100-basis point increase in interest rates at September 30, 2008 would result in a $54.3 million decrease in the net market value of the liability.  A 100-basis point decrease in interest rates at September 30, 2008 would result in a $40.6 million increase in the net market value of the liability.

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

Commodity Price Risk

As of and for the three month period ended September 30, 2008, the Company did not transact in any material hedging activities with respect to commodities or any related raw materials requirements.

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

ITEM 4.                      Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e) or Rule 15d-15(e) as of September 30, 2008.  Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that the Company’s current disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      Legal Proceedings

The information disclosed by the Company under the headings “Environmental” and “Litigation” in Note 8 to the Consolidated Financial Statements is incorporated herein by this reference.

ITEM 1A.                      Risk Factors

On July 11, 2008, the Company announced that it had entered into a definitive merger agreement with Ashland as described in Note 18 to the Consolidated Financial Statements.  There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except for the addition of the following risk factors:

Failure to complete the merger with Ashland could materially and adversely affect the Company.

Completion of the merger is conditioned upon, among other things, the approval of the Company’s stockholders and other closing matters.  There can be no assurance that these conditions will be completed or met or waived, or that the Company will be able to successfully complete the merger as currently contemplated under the merger agreement or at all.  If the merger is not completed, the Company will not realize the potential benefits of the merger, including any synergies that could result from combining the Company with Ashland and, under certain circumstances, the Company may have to pay a termination fee to Ashland in the amount of $77.5 million.

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

The merger agreement precludes the Company from directly or indirectly soliciting, initiating, or knowingly encouraging the submission of any takeover proposal or participating in any discussions or negotiations regarding, or furnishing to any person any information in connection with, or otherwise cooperating in any way that could reasonably lead to, any takeover proposal.  In connection with the termination of the merger agreement in certain circumstances involving a competitive takeover proposal by a third party or a change in the Company’s board of director’s recommendation of the merger to the Company’s stockholders, the Company will be required to pay Ashland a termination fee of $77.5 million.  These restrictions could discourage a potential third-party acquirer from considering or proposing a transaction, or could reduce the price that a potential third-party acquirer would be willing to pay, because of the added cost of the termination fee.

The Company may be adversely affected by current and future economic conditions and credit market dislocations.

Current and future economic conditions could adversely affect the Company’s business, earnings and cash flow.  These conditions have led to a lack of consumer and business confidence and may decrease business activity, which could limit the Company’s ability to increase sales and prices and improve margins and could increase borrowing costs, add to pension funding requirements or otherwise negatively impact cash flow.

* * * * *

In connection with the merger, Ashland filed a registration statement on Form S-4 on September 29, 2008 and the Company filed a proxy statement/prospectus on October 3, 2008 with the Securities and Exchange Commission.  The proxy statement/prospectus was mailed to all of the Company’s stockholders on or about October 6, 2008 and contains important information about the Company, Ashland, the proposed merger, risks relating to the proposed merger and the combined company, and related matters.  The Company strongly encourages its stockholders to read the registration statement on Form S-4 and the proxy statement/prospectus.

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of the Company’s purchases of its common stock during the nine months ended September 30, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs (1)
Cumulative through 2007	2,800,860		2,800,860	$145,651,609
First Quarter, 2008	1,323,100	$17.63	1,323,100	$122,319,595
Second Quarter, 2008	351,100	$18.59	351,100	$115,794,239
Third Quarter, 2008	—		—	$115,794,239
Totals for 2008	1,674,200		1,674,200
Cumulative through 2008	4,475,060		4,475,060	$115,794,239

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
Allen A. Spizzo
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly
Authorized Signatory)
October 27, 2008

EXHIBIT INDEX

Number	Description

2.1
Agreement and Plan of Merger dated as of July 10, 2008 among Ashland Inc. Ashland Sub One, Inc. and Hercules Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 14, 2008).

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